Form 10-K
period 1993-12-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1994-04-01
CIK 840251

				                   TABLE OF CONTENTS

								                                                      Page
								                                                     ------
				                         PART I

	Items 1 and 2. Business and Properties......................   2
	       	General.............................................   2
       		Markets and Product Demand..........................   4
        	Principal Customers.................................   4
       		Capital Expenditures................................   5
		       Description of the Pipeline System..................   5
		       Description of the Truck Loading Terminals..........   7
		       Maintenance.........................................   7
		       Competition and Business Considerations.............   7
		       Regulation..........................................   8
		       Employees...........................................   9
	Item 3. Legal Proceedings...................................   9
	Item 4. Submission of Matters to a Vote of Security Holders.  12


                 				      PART II

	Item 5. Market for Registrant's Common Equity and Related
		          Stockholder Matters..............................  12
	Item 6. Selected Financial Data.............................  12
	Item 7. Management's Discussion and Analysis of Financial
		          Condition and Results of Operations..............  14
	Item 8. Financial Statements and Supplementary Data.........  21
	Item 9. Changes in and Disagreements with Accountants on
       		   Accounting and Financial Disclosure..............  21


                 				     PART III

	Item 10. Directors and Executive Officers of the Registrant.  21
	Item 11. Executive Compensation.............................  23
	Item 12. Security Ownership of Certain Beneficial Owners
		           and Management..................................  24
	Item 13. Certain Relationships and Related Transactions.....  24


                  				     PART IV

	Item 14. Exhibits, Financial Statement Schedules, and
		           Reports on Form 8-K.............................  25
	Signatures..................................................  26

	Index to Financial Statements...............................  28

           SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

				                       PART I

	Items 1 and 2.  Business and Properties.

	General:

	Santa Fe Pacific Pipeline Partners, L.P. (the "Registrant") is a Delaware limited partnership formed in 1988 to acquire and operate, through SFPP, L.P., formerly Southern Pacific Pipe Lines Partnership, L.P. (the "Operating Partnership"), the refined
	petroleum products pipeline business of Santa Fe Pacific Corporation ("Santa Fe"). The Registrant and the Operating Partnership are collectively referred to as the "Partnership".

	Santa Fe Pacific Pipelines, Inc. (the "General Partner"), a wholly owned subsidiary of SFP Pipeline Holdings, Inc., which is in turn a wholly owned indirect subsidiary of Santa Fe, owns a 1% general partnership interest in the Registrant and a 1% general partnership interest in the Operating Partnership. In its capacities as general partner of both the Registrant and the Operating Partnership, the General Partner also manages their operations. The General Partner owns 8,148,148 common depositary units ("Common Units"), representing a 41.7% limited partner interest in the Registrant. Public ownership in the Registrant, represented by the 11,000,000 preference depositary units ("Preference Units"), is 56.3%. As of January 1, 1994, all differences and distinctions between the Preference Units and Common Units were eliminated and the Preference Units will henceforth be treated as and called Common Units.

	The Partnership is one of the largest independent pipeline common carriers of refined petroleum products ("products") in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states.

	The Partnership transports products via pipeline, including gasoline, diesel fuel and commercial and military jet fuel, primarily for major petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 12 military bases. The Partnership's pipelines (collectively, the "Pipeline System") are: (1) the South Line, which is composed of two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson, Phoenix and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada;
	(3) the Oregon Line, which transports products between Portland and Eugene, Oregon, and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles to San Diego, California and various intermediate points.

	Substantially   all  of  the  Pipeline  System's   transportation
	services constitute common carrier operations that are subject to federal or state tariff regulation.

	The following table reflects the total volumes and barrel miles of products delivered by the Pipeline System for each of the years indicated:

               			  Total Volumes and Barrel Miles Transported (a)
			               ------------------------------------------------
			                    1993             1992             1991
			               --------------   --------------   --------------
				                      Barrel           Barrel           Barrel
			               Volume  Miles    Volume  Miles    Volume  Miles
	              		 ------  ------   ------  ------   ------  ------
	South Line
	 West Line(b)..  112.0   21,214   101.5   17,163   106.3   18,455
	 East Line.....   20.7    7,188    26.6    9,674    22.2    7,661
	North Line.....  149.0   12,891   145.4   12,648   144.4   12,358
	Oregon Line....   12.2    1,373    12.8    1,424    13.3    1,488
	San Diego
	 Line(b).......   38.8    3,913    37.1    3,903    34.9    3,742
			               ------  ------   ------  ------   ------  ------
	 Total.........  332.7   46,579   323.4   44,812   321.1   43,704
			               ======  ======   ======  ======   ======  ======

	(a) Volumes are expressed in millions of barrels of products and barrel miles are shown in millions. A barrel mile is the movement of a barrel of product for a distance of one mile.

	(b) Product volumes delivered through the West Line to the San Diego Line are in turn delivered through the San Diego Line to the shipper's ultimate destination for such volumes. Although such volumes are transported in two of the principal pipelines of the Pipeline System, this table reflects such volume only in the San Diego Line from which ultimate delivery is made.

	Although the mix of the products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariffs charged for transportation do not vary for different product types. The following table sets forth the volumes of gasoline, jet fuels and diesel fuel transported by the Pipeline System during the years indicated (in millions of barrels):

                     				       Volumes Delivered by Product Type
				                            ---------------------------------
			                            		  1993       1992        1991
				                            ---------   ---------   ---------
	       Gasoline...............   219.6       211.2       208.0
	       Diesel fuel............    59.1        56.0        54.9
	       Jet fuels..............    54.0        56.2        58.2
                     				       ---------   ---------   ---------
		           Total.............   332.7       323.4       321.1
				                            =========   =========   =========

	Markets and Product Demand:

	The Partnership currently serves approximately 75 shippers in the products market, with the largest customers consisting of major petroleum companies, independent refiners, the United States military, and marketers and distributors of products. The volume of products transported in the Pipeline System is directly affected by demand for such products in the geographic regions served by the Partnership. Such market demand varies based upon the different end uses to which the products delivered through the Pipeline System may be applied. A substantial portion of product volumes transported in the Pipeline System is gasoline, the demand for which is dependent on such factors as prevailing economic conditions and demographic changes in the market served by the Pipeline System, competition in certain markets and, to a lesser degree, product prices. Portions of the Partnership's business can experience seasonal variations; overall, however, volumes are only moderately seasonal, with lower than average volumes being transported during the first and fourth quarters of each year.

	Principal Customers:

	Of the approximately 75 shippers served by the Partnership on a system-wide basis in 1993, the largest shippers on each of the pipeline segments were the same entities. The chart below reflects the percentage of transportation revenues attributable to the top 10 shippers on the South Line, North Line, Oregon Line and San Diego Line during each of the periods indicated, based upon total product volumes shipped during the years indicated.

                            					      Revenue Percentage
				                            Attributable to Top 10 Shippers
				                          -----------------------------------
                            					 1993        1992        1991
                     				     -----------  ----------  ----------
	   South Line
	     West Line..............      85%         93%         88%
	     East Line..............      90          93          96
	   North Line...............      81          85          87
	   Oregon Line..............      98          98          98
	   San Diego Line...........      93          92          91

	Between 72% and 75% of the refined petroleum products transported in the Pipeline System during each of the calendar years 1991 through 1993 were shipped by major petroleum companies. Partnership revenues attributable to three major petroleum companies each exceeded 10% of total 1993 revenues, and, individually, accounted for 16.9%, 12.9% and 10.2% of total operating revenues. In 1992, these same customers accounted for 17.1%, 13.7% and 10.8% of total operating revenues, and, in 1991, they accounted for 16.0%, 13.1% and 10.9% of total operating revenues.

	Products delivered to military facilities accounted for 4.6%, 5.3% and 5.7% of total volumes shipped by the Partnership during 1993, 1992 and 1991, respectively. Military volumes are dependent on the level of activity at military bases served by the Pipeline System. Since 1991, the United States Congress has approved, and may continue to approve, ongoing plans to reduce the overall level of military activity. As of yearend 1993, three military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur, with the level of activity decreased at certain bases and increased at others.

	Capital Expenditures:

	For the year ended December 31, 1993, Partnership capital expenditures aggregated $21.1 million, of which approximately $5 million was used for revenue-generating projects, and the balance for sustaining projects. The planned 1994 capital program aggregates approximately $22 million, of which approximately $4 million is planned for income-enhancing projects, with the
	balance expected to be invested in sustaining projects. The Partnership presently anticipates that ongoing capital expenditures will aggregate approximately $25 to $30 million per year over the next five years, however, additional facility improvements, pipeline expansions or acquisitions may be pursued under certain circumstances. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

	Description of the Pipeline System:

	The South Line of the Pipeline System consists of two pipeline segments, the West Line and the East Line:

	The West Line consists of approximately 555 miles of primary pipeline and currently transports products for approximately 50
	shippers from eight refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. In 1993, 1992 and 1991, the West Line transported averages of 307,000, 278,000 and 291,000 barrels per day, respectively, of which averages of 100,000, 78,000 and 87,000 barrels per day, respectively, were delivered to Phoenix and Tucson. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to Calnev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

	The East Line is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from two refineries in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa, Texas and Artesia, New Mexico. The East Line transports refined petroleum products for approximately 20 shippers. In 1993, 1992 and 1991, the East Line transported
	averages of 57,000, 73,000 and 61,000 barrels per day, respectively, of refined petroleum products, of which averages of 27,000, 38,000 and 26,000 barrels per day, respectively, were delivered to Phoenix. The East Line serves the Partnership's terminals located in Tucson and Phoenix.

	In December 1993, Diamond Shamrock announced plans to construct a new products pipeline from its refinery near Dumas, Texas to El Paso. In addition to supplying its El Paso area demand, Diamond Shamrock plans to connect this pipeline to the Partnership's East Line for potential deliveries to Tucson and Phoenix. Completion of the project is anticipated in the Spring of 1995.

	In August 1992, the second phase of the East Line expansion became operational and increased the daily pumping capacity between El Paso and Tucson from 67,000 barrels to 95,000 barrels, and increased daily pumping capacity from Tucson to Phoenix from 25,000 barrels to 55,000 barrels. Since October 1992, when El Paso Refinery, L.P. filed a petition for reorganization under the federal bankruptcy laws and its refinery was shut down, the pipeline has operated substantially below capacity. During the third quarter of 1993, this refinery began operating at a reduced level under new ownership, and Partnership management expects that a portion of the refinery's production will continue to be shipped to Arizona. While increased movements into the Arizona market from El Paso displace higher tariff volumes supplied from Los Angeles on the West Line, such shift of supply sourcing has not had, and is not expected to have, a material effect on the Partnership's results of operations.

	The North Line of the Pipeline System consists of approximately 1,040 miles of pipeline in six pipeline segments originating in Richmond, Concord and Bakersfield, California. This line serves Partnership terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The North Line delivers refined petroleum products for approximately 45 shippers. A substantial portion of the products delivered through the North Line comes from refineries in the San Francisco Bay area. A small percentage of supply is received from various pipeline and marine terminals that deliver products from foreign and domestic ports. Substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line are supplied by a refinery located in Bakersfield.

	The Oregon Line is a 114-mile pipeline serving approximately 10 shippers. The Oregon Line receives products from marine terminals in Portland and from Olympic Pipeline, a non-affiliated carrier, which transports products from the Puget Sound area to Portland. From its origination point in Portland, the Oregon Line extends south and serves Partnership terminals located in Albany and Eugene, Oregon.

	The San Diego Line is a 135-mile pipeline serving major population areas in Orange County (immediately south of Los Angeles) and San Diego. Approximately 20 shippers transport
	products on this line, supplied by the same refineries and terminals that supply the West Line. The San Diego Line originates from the pumping station at Norwalk, California on the West Line and extends south to serve Partnership terminals in the cities of Orange and San Diego.

	Description of the Truck Loading Terminals:

	The Partnership's operations include 14 truck loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line where deliveries are made. These terminals furnish short-term product storage, truck loading and ancillary services, such as vapor recovery, additive injection, oxygenate blending, and quality control. The truck loading capacity of the terminals ranges from two to 12 trucks at a time. Approximately 128 million, 128 million and 132 million barrels of products were delivered to commercial customers at such terminals during 1993, 1992 and 1991, respectively, resulting in Partnership storage and terminaling revenues of $33.5 million, $30.1 million and $29.4 million during such years, respectively.

	Utilization of and demand for the Partnership's terminaling services varies widely throughout the Pipeline System and depends on whether the major petroleum companies and other shippers or independent terminal operators have terminal facilities and the necessary tankage capacity at locations where the Partnership has facilities. The Partnership does not own terminal facilities at all pipeline delivery locations. At certain locations, product deliveries are made to facilities owned by shippers or independent terminal operators.

	Truck loading and other terminal services are provided by the Partnership, and a separate fee (in addition to transportation tariffs) is charged. Rates charged for terminaling services are not economically regulated by the Federal Energy Regulatory Commission ("FERC") or any state agency.

	Maintenance:

	To prolong the useful life of the Pipeline System and terminals, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent corrosion, periodic internal inspection of the Pipeline System and weekly patrols of the Pipeline System rights-of-way. The Pipeline System is patrolled at regular intervals to identify excavation or other activities by third parties which, if left unchecked, could result in damage to the pipeline.

	A computer-based pipeline monitoring system ("SCADA"), continuously monitors pipeline operating conditions, including
	pressures, temperatures, pumping rates and equipment configuration, on a real-time basis. In addition to providing remote monitoring and control of certain operating equipment, SCADA automatically alerts a 24-hour operator if changes in flow conditions require attention. Use of this information by operating personnel allows them to respond quickly to potential system problems.

	Competition and Business Considerations:

	The Partnership conducts its operations without the benefit of exclusive franchises from government entities. In addition, the Partnership provides common carrier transportation services through the Pipeline System at posted tariffs, and, in virtually all cases, without long-term contracts for transportation service with its customers. Demand for transportation services in the Pipeline System arises, ultimately, from demand for refined petroleum products in the geographic regions it serves. This demand is primarily a function of total and per capita fuel consumption, prevailing economic and demographic conditions, alternate modes of transportation, alternate product sources and, to a lesser extent, price.

	Because  pipelines  are  generally the  lowest  cost  method  for
	intermediate and long-haul overland product movement, the Pipeline System's most significant competitors are proprietary pipelines owned and operated by major oil companies in the areas where the Pipeline System delivers products, refineries within the Partnership's market areas and trucks. The Partnership believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that a competing pipeline system comparable in size and scope to the Pipeline System will be built in the foreseeable future, provided that the Pipeline System has available capacity to satisfy demand and its tariffs remain at reasonable levels. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets.

	For more than ten years, an individual entrepreneur has attempted to gain investor support for a petroleum products refinery in the Phoenix area. Because of the risk of this venture, and the large investment required, necessary funding has never developed. During 1993, this individual continued to seek and receive certain permits with respect to construction of a refinery with an initial capacity of approximately 30,000 barrels per day, however, once again, there is no indication that necessary financing will be available. Should such a refinery be constructed, the Partnership's throughput on the South Line would be negatively affected, however, the financial impact could be at least partially offset through rate increases.

	Regulation:

	Tariff Regulation

	Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation. The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the FERC under a "trended original cost" methodology adopted in 1985 for establishing a liquid petroleum pipeline's tariffs. The methodology is subject to clarification and reconsideration in individual cases and leaves many issues for determination on a case-by-case basis. In addition, pipelines that can demonstrate that they operate in competitive markets may be allowed to establish tariffs under a less stringent form of "light-handed" rate regulation. Intrastate common carrier operations of the
	Pipeline System in California are subject to regulation by the California Public Utilities Commission ("CPUC") under a
	"depreciated   book  plant"  methodology.  (See  also   Item   7.

	Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Rate Regulation.)

	Environmental and Safety Regulation

	The Partnership's operations are subject to federal, state and local laws and regulations relating to protection of the environment, including laws and regulations relating to water, air, solid waste and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from transportation and storage of such materials in the Pipeline System. The normal operations of the Pipeline System may expose the Partnership to claims and potential liability for injuries to employees, other persons, property, and the environment. (See also Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Matters.) The Partnership's operations are also subject to operating and safety regulation by the Department of Transportation and various other federal, state and local agencies.

	Employees:

	The Partnership does not have any employees, officers or directors. The General Partner is responsible for management and operation of the Partnership. As of December 31, 1993, regular, full-time employees of the General Partner numbered 433.


	Item 3. Legal Proceedings.

	East Line Litigation and FERC Proceeding:

	In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc., filed separate, though similar, lawsuits against the Partnership in New Mexico and Texas, respectively, seeking total actual damages in excess of $190 million, plus punitive damages, arising from the Partnership's alleged failure to provide additional pipeline capacity to Phoenix and Tucson, Arizona from El Paso, Texas. The Navajo action also sought an injunction to prohibit the Partnership from reversing the direction of flow (from westbound to eastbound) of its six-inch diameter pipeline between Phoenix and Tucson. Generally, the lawsuits allege that the refiners proceeded with significant refinery expansions under the belief that the Partnership would provide whatever pipeline capacity was required to transport their product into Arizona, and that they were damaged by their inability to ship additional volumes into that highly competitive market.

	In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the six-inch pipeline and challenging the Partnership's proration policy as well as the Partnership's existing East Line tariffs. The FERC ruled in April 1993, and has subsequently confirmed on rehearing, that the challenges to proration, line reversal and East Line tariffs must proceed under a complaint proceeding. That ruling expressly places the burden of proof on the complaining parties, who must show that the Partnership's rates and practices there at issue violate the requirements of the Interstate Commerce Act.

	In August 1993, Chevron U.S.A. Products Company ("Chevron") filed a complaint with the FERC challenging the Partnership's West Line tariffs and claiming that a service charge at the Partnership's Watson Station is in violation of the Interstate Commerce Act. In September 1993, the FERC ruled that the Partnership's West Line tariffs are deemed "just and reasonable" under the Energy Policy Act of 1992 and may only be challenged on the basis of "changed circumstances" and consolidated the various outstanding matters into a single proceeding. ARCO Products Company and Texaco Refining and Marketing Inc. intervened in the proceeding in January 1994. Navajo, Refinery Holding Company, L.P., a partnership formed by El Paso's long-term, secured creditors that purchased El Paso's refinery in May 1993, and an association of airlines serving the Phoenix airport constitute the remaining major outside parties to this FERC proceeding. Navajo, which had been under a 1985 FERC rate case settlement moratorium prohibiting it from challenging the Partnership's rates until November 1993, filed a separate complaint against both the East Line and West Line tariffs in December 1993.

	In November 1993, the FERC Administrative Law Judge ordered the Partnership to prepare a cost and revenue study, within certain
	guidelines, detailing rate base, revenues, and cost of service for calendar year 1993. On February 14, 1994, the Partnership submitted the 1993 cost and revenue study for its South Line to the parties to the FERC proceeding. Additional discovery requests were filed by the shippers and FERC staff on or before March 14, 1994. The present procedural schedule calls for the shippers to present their case against the Partnership in late May 1994, and the FERC staff to present their case by late June 1994, although this timetable may be extended. The Partnership is maintaining a vigorous defense in the FERC proceeding as well as continuing efforts to resolve these matters.

	In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations. All activity in El Paso's civil action against the Partnership has been stayed indefinitely by virtue of the bankruptcy proceeding. In November 1993, the El Paso bankruptcy was converted from a Chapter 11 to a Chapter 7 proceeding, and an interim trustee was appointed. In addition, El Paso's general partner is presently in Chapter 11 bankruptcy proceedings. In February 1994, a permanent trustee and a new judge were named to handle these proceedings.

	On July 28, 1993, the Partnership reached a settlement with Navajo whereby Navajo agreed to dismiss its pending civil litigation in New Mexico and withdraw any challenge to the direction of flow of the six-inch pipeline, including any such challenge in the FERC proceeding. The Partnership agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between El Paso and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within the next five years.

	During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which
	reflects the terms of the Navajo settlement as well as anticipated legal fees and other costs related to defense and ultimate resolution of the FERC proceeding and the remaining civil action brought by El Paso and its general partner. It is the opinion of management that any additional costs, in excess of recorded liabilities, incurred to defend and resolve these matters, or any capital expenditures which may be required under the terms of the Navajo settlement, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.

	Environmental Matters:

	The Partnership is, from time to time, subject to environmental clean up and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Since
	August 1991, the Partnership, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is also involved in six ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board at, or adjacent to, its facilities at Colton, Concord, Mission Valley, Brisbane, San Jose and West Sacramento, California.

	The investigation and remediation at the Sparks terminal is also the subject of a lawsuit brought in January 1991 by the Nevada Division of Environmental Protection against the respondents to the EPA order in the Second Judicial District Court of the State of Nevada. This lawsuit was subsequently joined by the County of Washoe Health District and the City of Sparks, Nevada and seeks unspecified, but potentially significant, damages. The Partnership may be required to pay in excess of $100,000 in fines arising from these lawsuits. In addition, the Partnership is one of the defendants in a number of lawsuits brought by property owners seeking unspecified, but potentially significant, damages for alleged property value diminishment attributable to soil or ground water contamination arising from the defendants' operations. To date, no significant progress has been made in any of these cases. The Partnership is vigorously defending itself in these actions, although it may pursue settlement discussions in certain cases to avoid the costs and uncertainties of extended litigation.

	During the quarter ended June 30, 1993, the EPA issued a Notice of Violations to the Partnership associated with an oxygenate blending equipment malfunction at the Partnership's Phoenix terminal. The amount and terms of the fines and associated costs arising from this Notice of Violations remains under discussion with the EPA, however, management believes that the total cost to the Partnership will not be material to its results of operations or financial condition, but may be in excess of $100,000.

	Reference is made to Note 6 to the Partnership's consolidated financial statements, beginning on page 38 of this Report, for further discussion of these matters.

	Other:

	The Partnership is also party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these legal actions cannot be predicted with certainty, it is the opinion of management that none of these legal actions, when finally resolved, will have a material adverse effect on the Partnership's financial condition.


	Item 4. Submission of Matters to a Vote of Security Holders.

	No matters were submitted to a vote of security holders during the fourth quarter of 1993.


                  				     PART II

	Item  5.  Market  for  Registrant's  Common  Equity  and  Related
	Stockholder Matters.

	Information as to the principal markets on which the Registrant's Preference Units are traded, the high and low sales prices of such Units and distributions declared on such Units for the two years ended December 31, 1993, and the approximate number of record holders of such Units is set forth in Note 11 to the Partnership's consolidated financial statements on page 45 of this Report.

	Upon the payment of the cash distribution for the fourth quarter of 1993, the period of subordination of the Partnership's Common Units to its Preference Units ended. The subordination period, which began in December 1988, was a period during which cash distributions on the Common Units were subject to the
	preferential rights of the holders of the publicly traded Preference Units to receive the minimum quarterly distribution of $0.55 per unit. As of January 1, 1994, all differences and distinctions between the Preference Units and the Common Units were eliminated, as a result of which Common Units will have equivalent rights with respect to cash distributions. From and after January 1, 1994, the Preference Units will be treated as and called Common Units. Notice will be given to holders of Preference Units in the near future informing them of the method for exchanging their Preference Units for Common Units.

	Item 6. Selected Financial Data.

	The  following table sets forth, for the periods and at the dates
	indicated,   selected  consolidated  financial   data   for   the
	Partnership.

                             					Year Ended December 31,
			                   --------------------------------------------
			                     1989     1990     1991     1992     1993
			                   -------- -------- -------- -------- --------
			                   	   (in thousands, except per unit data)
	Income Statement Data:
	Total revenues.....  $187,945 $192,868 $193,438 $205,025 $219,471
	Operating expenses
	 (excluding
	 depreciation &
	 amortization) (a).    80,608   78,110   80,775   95,340  122,178
	Depreciation &
	 amortization .....    14,351   15,884   16,834   18,327   18,971
	Operating income...    92,986   98,874   95,829   91,358   78,322
	Interest expense...    35,633   37,327   36,924   36,937   37,086
	Income before
	 cumulative effect
	 of accounting
	 change ...........    59,285   63,560   60,604   54,118   41,616
	Cumulative effect
	 of accounting
	 change (b)........        --       --       --  (16,407)      --
	Net income.........  $ 59,285 $ 63,504 $ 60,604 $ 37,711 $ 41,616

	Per Unit Data:
	Income before
	 cumulative effect
	 of accounting
	 change............  $   3.07 $   3.28 $   3.10 $   2.77 $   2.13
	Cumulative effect
	 of accounting
	 change............        --       --       --    (0.84)      --
	Net income.........      3.07     3.28     3.10     1.93     2.13
	Cash distributions
	 paid..............     1.778     2.50     2.70     2.80     2.80
	Cash distributions
	 declared..........      2.30     2.55     2.75     2.80     2.80
	Capital
	 Expenitures.......  $ 35,652 $ 29,236 $ 27,715 $ 30,931 $ 21,084

	Balance Sheet Data
	 (at year end):
	Properties, plant
	 and equipment,
	 net..............   $583,675  $598,021 $605,461 $618,098 $616,610
	Total assets......    646,163   665,177  677,480  684,852  696,980
	Long-term debt....    355,000   355,000  355,000  355,000  355,000
	Total partners'
	 capital..........    272,977   288,092  296,075  279,010  265,851

	(a) 1993 operating expenses include a $27.0 million provision for environmental and litigation costs and 1992 operating expenses include a $10.0 million provision for environmental costs.

	(b) Effective January 1, 1992, the Partnership adopted new accounting standards for postretirement and postemployment benefits (Statements of Financial Accounting Standards Nos. 106 and 112).

	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Results of Operations

	1993 Compared with 1992:

	The Partnership reported 1993 net income of $41.6 million, or $2.13 per unit, compared to net income of $37.7 million, or $1.93 per unit, in 1992. Excluding the effects of provisions for environmental and litigation costs aggregating $27 million in 1993 and a $10 million provision for environmental costs in 1992, 1993 net income would have been $68.1 million, or $3.48 per unit, compared to net income of $63.9 million, or $3.27 per unit, before the cumulative effect of an accounting change in 1992.

	Total 1993 revenues of $219.5 million were 7% above prior year levels. Trunk revenues of $171.8 million were $10.7 million higher than in 1992 due to higher volumes, a longer average length of haul, a favorable shift of volumes from the East Line to the West Line and the full year effect in 1993 of a May 1992 California intrastate tariff increase. Total volumes transported increased 2.9% in 1993, with commercial volumes 3.6% higher, and military volumes approximately 10% lower, than in 1992. The longer average haul reflects increased deliveries to Arizona and Nevada, as well as increased deliveries to Tucson from Los Angeles as a result of reduced supply from El Paso refineries in 1993. The refinery formerly owned by El Paso Refinery, L.P., which had been out of service since that company entered bankruptcy in October 1992, began operating at a reduced level during the third quarter of 1993. Management expects that a portion of this refinery's production will continue to be shipped to Arizona, resulting in a shift of certain volumes from the West Line back to the East Line in 1994. Storage and terminaling revenues were $3.2 million higher due to a January 1993 terminal services rate increase. Other revenues increased $0.5 million due to higher volumes.

	Total 1993 operating expenses of $141.1 million included a $15.0 million provision to increase the Partnership's existing reserve for environmental remediation and investigation costs and a $12.0 million provision to reflect anticipated legal fees and other costs related to defense and ultimate resolution of certain East Line civil litigation as well as a related Federal Energy Regulatory Commission ("FERC") proceeding. Total 1992 operating expenses of $113.7 million included a $10.0 million provision for environmental remediation costs. Excluding the environmental and litigation provisions, 1993 operating expenses of $114.1 million were $10.5 million, or 10%, higher than in 1992, with higher field operating expenses ($5.0 million), general and administrative expenses ($3.0 million), power cost ($0.8 million), facilities costs ($0.7 million) and depreciation and amortization ($0.6 million), and a smaller product gain ($0.4 million) accounting for that increase. The increase in field operating expenses is largely attributable to higher major maintenance costs due to preventative pipeline repairs associated with the Partnership's ongoing internal inspection program and flood damage repairs, partially offset by lower environmental remediation costs subsequent to recording the $15.0 million provision in September 1993. Also contributing to higher field operating expenses were $1.5 million in pipeline inspection costs associated with the potential conversion of one of the Partnership's pipelines to crude oil service, greater usage of drag reducing agent to increase capacity on certain lines and higher salary costs. The increase in general and administrative expense is largely attributable to higher outside legal and consulting costs associated with the East Line civil litigation and FERC proceeding that were incurred prior to recording the $12.0 million litigation provision in September 1993. The increase in power cost reflects increased volumes and length of haul. The increase in facilities costs primarily resulted from higher right of way rentals and property taxes. This increase in property taxes and the increase in depreciation and amortization expense resulted from the Partnership's expanding capital asset and software base. The product gain is within industry measurement standards and may vary from period to period.


	1992 Compared with 1991:

	1992 net income of $54.1 million, before the cumulative effect of an accounting change, was $6.5 million, or 11%, lower than in 1991, primarily due to a $10.0 million provision for environmental costs recorded in the third quarter of 1992. Excluding the environmental provision, 1992 net income before the cumulative effect of the accounting change would have been $63.9 million, or 5.5%, higher than in 1991.

	Total 1992 revenues of $205.0 million were 6% above prior year levels. Trunk revenues of $161.1 million were 4% higher than in 1991 due to the May 1992 California intrastate tariff increase, which generated an additional $4.1 million in revenues, and increased volumes and longer average length of haul. Total volumes transported increased 0.7% in 1992, with commercial volumes 1% higher and military volumes 6% lower than in 1991. Long-haul deliveries to Arizona and Nevada improved over prior year levels, while short-haul movements in the Los Angeles area and between San Francisco Bay area refineries were lower, contributing to an overall 2.5% increase in barrel-miles. Total California deliveries approximated 1991 levels. During much of 1992, East Line volumes increased, and West Line volumes decreased, as a result of East Line capacity expansions completed in late 1991 and 1992 and the shift of Phoenix-bound volumes from the West Line to the East Line. Storage and terminaling revenues of $34.0 million were 2% higher in 1992 due to increased volumes and a military rate increase. Other revenues, of $9.9 million, increased about 85% due to new services offered to customers, including the vapor handling system at Watson Station and detergent additive injection at all California terminals.

	Total operating expenses of $113.7 million were $16.1 million higher than in 1991, largely as the result of the $10.0 million provision recorded for environmental remediation costs at the Partnership's Sparks, Nevada terminal and two facilities in California. Excluding that provision, operating expenses would have been $6.1 million, or 6%, higher than in 1991, with higher field operating expenses ($1.7 million), depreciation and amortization ($1.5 million), general and administrative expenses

	($1.2 million), facilities costs ($0.9 million) and a smaller product gain ($0.7 million) accounting for that increase. The increase in field operating expenses is largely attributable to higher environmental compliance and remediation costs, greater usage of drag reducing agent to increase East Line capacity, and higher salary cost. Depreciation and amortization increased due to an expanding capital base, higher composite depreciation rates in 1992, and amortization of pipeline system operating software. The increase in general and administrative expense is largely attributable to the $1.8 million current year accrual resulting from the change in accounting for postretirement and postemployment benefits effective January 1, 1992, higher outside legal costs associated with lawsuits and a FERC proceeding initiated by certain East Line shippers in September 1992, and higher information services costs, partially offset by lower employee health insurance and incentive compensation program costs. The increase in facilities costs resulted from higher insurance premiums for environmental and related coverage. The product gain is within industry measurement standards and may vary from period to period. Excluding the environmental provision and the current year accrual of $1.8 million associated with the accounting change, operating expenses would have been up $4.2 million, or 4%, over the prior year.

	Other income, net was $2.1 million lower in 1992 due to lower market interest rates on short-term investments and a $1.1 million nonrecurring arbitration award in 1991. Effective January 1, 1992, the Partnership adopted new accounting standards for postretirement and postemployment benefits (Statements of Financial Accounting Standards Nos. 106 and 112). As a result, 1992 net income was reduced by $16.4 million, or $0.84 per unit, representing the cumulative effect of the new principle for years prior to 1992.


	Financial Condition - Liquidity and Capital Resources

	For the year ended December 31, 1993, cash flow from operations before working capital and minority interest adjustments totaled $82.8 million, compared to $84.0 million in 1992. Working capital cash requirements were $2.2 million in 1993, whereas in 1992 working capital components provided an additional $2.0 million in cash flow, largely due to the maturity of $4.9 million in short-term investments in 1992 and due to timing differences in collection of accounts receivable and payment of accrued obligations. The $81.6 million of net cash provided by operations in 1993 was largely used to pay cash distributions of $55.9 million and fund capital expenditures of $21.1 million, resulting in a net increase in cash and cash equivalents of $4.8 million for the year. Total cash and cash equivalents of $32.2 million at December 31, 1993 included $14.0 million for the fourth quarter 1993 cash distribution, which was paid in February 1994.

	Since the useful lives of the pipeline system and terminal properties are generally long and technological change is limited, replacement of facilities is relatively infrequent. The principal need for capital, therefore, has been in connection with capacity expansions, service enhancements, compliance with increasingly stringent environmental and safety regulations and installation of Supervisory Control and Data Acquisition ("SCADA") equipment and related operations systems software.

	For the year ended December 31, 1993, Partnership capital expenditures aggregated $21.1 million, of which approximately $5 million was used for revenue-generating projects, and the balance for sustaining projects. The primary revenue-generating project was completion of the second phase of an expansion of East Line capacity which became operational in August 1992 and increased the daily pumping capacity between El Paso, Texas and Tucson, Arizona from 67,000 barrels to 95,000 barrels, and increased daily capacity from Tucson to Phoenix, Arizona from 25,000 barrels to 55,000 barrels. 1993 sustaining expenditures were primarily in the areas of environmental and safety compliance, operating systems software development, replacement of two flood damaged river crossings in Arizona, pipeline relocations, investments towards reducing or containing power costs, station automation and cathodic protection. Environmental and safety projects included additions and modifications to storage tanks and vapor recovery systems to comply with more stringent regulations, oily water handling facilities and fire protection improvements. Such expenditures aggregated approximately $5 million in 1993 and are expected to increase over time in response to increasingly rigorous governmental environmental and safety standards. Systems software development included the application of knowledge-based systems to products movement scheduling and enhancements to the SCADA system.

	The planned 1994 capital program aggregates approximately $22 million, of which approximately $4 million is planned for income-enhancing projects, with the balance expected to be invested in sustaining projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $25 to $30 million per year over the next five years, however additional facility improvements, pipeline expansions or acquisitions may be pursued under certain circumstances. The Partnership is currently investigating the potential conversion of one of its pipelines to crude oil service. Should the Partnership proceed with the crude line project, in addition to the necessary capital investment, a significant portion of the associated expenditures may be required to be expensed.

	The Partnership expects that it will generally finance its ongoing capital program with internally-generated funds, however the Partnership may use borrowed funds or proceeds from additional equity offerings to finance a portion of future capital expenditures. Future capital expenditures will continue to depend on numerous factors, some of which are beyond the Partnership's control, including demand for refined petroleum products in the pipeline system's market areas, governmental regulations and the availability of sufficient funds from operations to pay for such expenditures.

	Due to the capital-intensive nature of the Partnership's business, inflation generally causes an understatement of operating expenses because depreciation is based on the historical costs of assets rather than the replacement costs of assets.

	Long-term debt at December 31, 1993 and 1992 consisted of $355 million of First Mortgage Notes at an average interest rate of 10.51% per annum. Principal repayments are required beginning December 15, 1994, however, the Partnership intends to refinance some or all of this debt as it becomes payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership arranged a $60 million multi-year term credit facility and a $20 million working capital facility with three banks in October 1993. The term facility may be used for refinancing a portion of the Partnership's long-term debt and capital projects, while the working capital facility replaced a $20 million facility originally established in April 1990 and is available for general short-term borrowing purposes. To date, neither of these facilities have been utilized.


	Other Matters

	Environmental Matters:

	The Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials, and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Along with several other respondents, the Partnership is presently involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is also involved in six ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board at, or adjacent to, certain of its facilities in California. The Partnership is cooperating with the United States military in investigating the extent of its responsibility with respect to ground water hydrocarbon contamination adjacent to its pump station and a major military fuel storage facility at Norwalk, California. The Partnership is also cooperating with a request from the Arizona Department of Environmental Quality to participate in a joint industry investigation of possible ground water hydrocarbon contamination in the vicinity of the Partnership's terminal at Phoenix. The Partnership is also involved in soil and ground water remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of these cleanup projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

	During the quarter ended September 30, 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation costs. This provision reflects the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, as well as the cost of performing preliminary environmental investigations at several locations, including the investigation of potential contamination in the vicinity of the Partnership's Phoenix terminal. During the quarter ended September 30, 1992, the Partnership recorded a $10 million provision for environmental remediation costs at Sparks, Nevada and two sites in California. The cash expenditures related to these projects are primarily expected to occur over the next five years;
	however, certain remediation projects, including the largest project at Sparks, are expected to continue for a period of approximately ten years.

	Estimates of the Partnership's ultimate liabilities associated with environmental remediation activities and related costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, and the uncertainty of potential recoveries from third parties. Based on the information presently available, it is the opinion of management that any such costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.

	Rate Regulation:

	The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under a methodology adopted in 1985 for establishing allowable rates for liquid petroleum pipelines. The methodology is subject to clarification in individual cases and leaves many issues for determination on a case-by-case basis. In addition, rates may be established under an alternative form of "light-handed" rate regulation where it can be demonstrated that the carrier lacks significant market power. Intrastate common carrier operations in California are also subject to regulation by the California Public Utilities Commission ("CPUC"). In 1993, tariffs subject to FERC and CPUC regulation each accounted for approximately one-half of total transportation revenues.

	The Energy Policy Act of 1992 required the FERC to develop a simplified rate-making methodology for oil pipelines by October 1993, and also established as "just and reasonable" all existing pipeline tariffs that had not been under protest for 365 days prior to the date the bill was passed. This excluded the Partnership's East Line tariffs, which had been challenged in September 1992. In October 1993, the FERC issued Order 561 establishing a new rate-making methodology, to be effective

	January 1995, that would allow for annual indexing of tariffs, with the indexing factor based on changes in the Producer Price Index minus one percent. The Partnership and other parties petitioned for a rehearing of the FERC order because the index selected by the FERC does not adequately reflect historical cost increases incurred by the industry. The FERC granted the request for rehearing for purposes of reconsideration of the index and has also issued Notices of Inquiry regarding cost-based rate-making under certain conditions, and market-based rates for carriers that can demonstrate lack of market power. At the present time, it is not possible to predict with certainty what final simplified rate-making methodology will be adopted or what effect such methodology may have on future Partnership tariffs.

	East Line Litigation and FERC Proceeding:

	Certain of the Partnership's shippers have filed civil suits and initiated a FERC proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on the East and West Lines are excessive.

	During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which reflects the terms of settlement of one of the civil actions, as well as anticipated legal fees and other costs related to defense and ultimate resolution of the FERC proceeding and the remaining civil action. Management believes that it has acted properly with respect to its expansion of the East Line. Management also believes that the Partnership's tariffs are just and reasonable and, so long as certain of the underlying assumptions and interpretations of rate-making methodology made by the Partnership in supporting these tariffs are ruled upon favorably, that these tariffs will be upheld should the FERC proceeding progress to its completion. However, because of the nature of FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC and, hence, it is impossible to predict the outcome of the FERC proceeding. It is the opinion of management that any additional costs, in excess of recorded liabilities, incurred to resolve these matters, or any capital expenditures for further expansion of the East Line, which may be required if certain events occur during the next five years, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.

	Demand for Refined Petroleum Products:

	Demand for transportation and terminaling services is principally a function of product consumption and competition in markets served by the pipeline system. Commercial volumes are generally dependent upon such factors as prevailing economic conditions, demographic changes, transportation and terminaling alternatives and, to a lesser degree, product prices. Military volumes are dependent upon the level of activity at military bases served by the Partnership.

	Partnership management anticipates that commercial deliveries of refined petroleum products will continue to gradually increase as the economies of those Western states served by the Partnership continue to recover from the economic downturn that has been apparent since late 1990. Military volumes, which accounted for 5% of total 1993 volumes, showed improvement over 1992 in the fourth quarter, but are not expected to increase over the foreseeable future. As of year end 1993, three military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur.

	During 1993, the pipeline systems, on average, operated at approximately 75% of capacity. While capacity utilization on individual system segments generally ranged from 70% to 90% of capacity, the lines from the Los Angeles area to San Diego and Colton, California operated at full capacity for a portion of the year and the line from Rocklin, California to Reno, Nevada was prorated for a significant period during the year.

	Overall, volumes have been moderately seasonal, with somewhat lower than average volumes being transported during the first and fourth quarters of each year, although deliveries to specific locations also experience seasonal variations.


	Item 8. Financial Statements and Supplementary Data.

	The Partnership's consolidated financial statements, together with the report thereon of Price Waterhouse dated January 28, 1994, are set forth on pages 29 through 49 of this Report.


	Item  9.  Changes  in  and  Disagreements  with  Accountants   on
	Accounting and Financial Disclosure.

	None.


																					    PART III

	Item 10. Directors and Executive Officers of the Registrant.

	The Registrant has no officers, directors or employees. Set forth
	below  is  certain  information  concerning  the  directors   and
	executive officers of the General Partner.

	Edward F. Swift, age 70, is a director of the General Partner, Chairman of the Audit Committee and a member of the Compensation and Benefits Committee and Committee on Directors. He has been a consultant to Lehman Brothers (investment bankers) since 1990 and previously had been an advisory director of Shearson Lehman Hutton, Inc. (investment banker and broker-dealer) since 1988. Mr. Swift is also a director of Santa Fe and Illinois Tool Works, Inc.

	Orval M. Adam, age 63, is a director of the General Partner, Chairman of the Compensation and Benefits Committee and a member of the Audit Committee and Committee on Directors. He retired in January 1991 from his position as Senior Vice President and Chief Financial Officer of Santa Fe, which he held since April 1988. Mr. Adam is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

	Wilford D. Godbold, Jr., age 55, is a director of the General Partner and a member of the Audit Committee and Committee on Directors. Mr. Godbold has served as President and Chief Executive Officer of Zero Corporation (container manufacturer) since 1984. Mr. Godbold is also a director of Zero Corporation, Pacific Enterprises and Southern California Gas Company.

	Robert D. Krebs, age 51, is a director of the General Partner, Chairman of the Committee on Directors and a member of the
	Compensation and Benefits Committee. Mr. Krebs has served as Chairman, President and Chief Executive Officer of Santa Fe since June 1988 and, previously, served as President and Chief Executive Officer of Santa Fe from July 1987. Mr. Krebs is a director of Santa Fe and the Atchison, Topeka and Santa Fe
 Railway  Company   and  is  also  a	 director  of   Phelps  Dodge
 Corporation,  Northern  Trust Corporation,	 Catellus  Development
 Corporation and Santa Fe Energy  Resources,	Inc.

	Denis E. Springer, age 48, is a director of the General Partner and a member of the Compensation and Benefits Committee and Committee on Directors. Mr. Springer has been Senior Vice President and Chief Financial Officer of Santa Fe since October
 1993. Mr. Springer previously served Santa Fe as Senior Vice President, Treasurer and Chief Financial Officer since January
	1992, Vice President, Treasurer	and Chief Financial Officer since
 January 1991  and  Vice  President-Finance  from  April  1988  to
 December 1990.  Mr. Springer is also a	director of  SFP  Pipeline
 Holdings, Inc., the sole shareholder of	the General Partner,  and
 the Atchison, Topeka and Santa Fe Railway Company.

	Irvin Toole, Jr., age 52, is President, Chief Executive Officer and Chairman of the Board of Directors of the General Partner. From November 1988 until assignment to his present position in September 1991, Mr. Toole served as Senior Vice President, Treasurer and Chief Financial Officer, and previously as Vice President-Administration from February 1986 to November 1988. Mr. Toole is also Chairman of the Board of Directors of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

	Robert L. Edwards, age 38, is a director of the General Partner and has been Senior Vice President, Treasurer and Chief Financial Officer of the General Partner since December 1991. Mr. Edwards served Santa Fe from July 1990 through November 1991 as Vice
	President-Administration; from March 1989 through June 1990 as Vice President-Human Resources and Administration; and from June 1988 through February 1989 as Assistant Vice President-Executive Department. Prior to that, Mr. Edwards held various executive positions with the General Partner since May 1985. Mr. Edwards is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

	John M. Abboud, age 51, has been Senior Vice President of the General Partner since 1985. In his current capacity, Mr. Abboud is responsible for operations, engineering and environmental affairs.

	Barry R. Pearl, age 44, has been Senior Vice President of the General Partner since January 1992, with responsibility for business development, planning and information systems. Mr. Pearl previously served as Vice President-Business Development and Planning between November 1988 and January 1992 and Vice President-Operations between May 1986 and November 1988.

	Lyle B. Boarts, age 50, is Vice President-Human Resources of the General Partner. Mr. Boarts joined the General Partner in June 1986 as the Director of Human Resources and was named to his current position in November 1988.

	R. Gregory Cunningham, age 48, was appointed Vice President-General Counsel in January 1994. Previously, he served as General Counsel of the General Partner since January 1991 and, prior to such date, as General Attorney since November 1985.

	William M. White, age 48, has served as Vice President-Engineering of the General Partner, with responsibility for engineering and construction, since January 1993. Mr. White previously was Manager-Northern District from May 1986 through December 1992.

	Burnell H. DeVos III, age 40, has served as Controller and Secretary of the General Partner since January 1993. Mr. DeVos was Assistant Controller of the General Partner from May 1989 through December 1992 and, previously, was Controller of a Los
	Angeles law firm from February 1989 through May 1989, and a Senior Audit Manager at Price Waterhouse through February 1989.

	Patrick L. Avery, age 41, has served as Vice President-Environmental and Safety of the General Partner since October 1993. Mr. Avery was Corporate Environmental Manager at Amerada Hess Corporation from October 1992 to October 1993. Previously, he held various positions at ARCO Products Company since 1982, including Director-California Government Relations and Environmental Health and Safety Manager at ARCO's Los Angeles refinery.

	Messrs. Krebs, Springer and Edwards each filed a delinquent Form 3, "Initial Statement of Beneficial Ownership of Securities," during 1993. In addition, neither Mr. White nor Mr. Avery filed a Form 3 upon appointment to his present position and each has, therefore, filed a delinquent Form 3 in 1994. In February 1994, Mr. Edwards filed a delinquent Form 4 in connection with one transaction.


	Item 11. Executive Compensation.

	The directors, officers and employees of the General Partner receive no direct compensation from the Partnership for their services to the Partnership. The Partnership reimburses the General Partner for all direct costs incurred in managing the

	Partnership  and  all  indirect costs (principally  salaries  and
	other   general  and  administrative  costs)  allocable  to   the
	Partnership.

	Item  12.  Security  Ownership of Certain Beneficial  Owners  and
	Management.

	(a) Security Ownership of Certain Beneficial Owners

	To the best of the General Partner's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Registrant's equity securities:

                                                 								 Percent
	Title of Class       Name and Address         Amount     of Class
	--------------  -------------------------   ---------    --------
	Common Units    Santa Fe Pacific
			                Pipelines, Inc.           8,148,148      100%
	              		888 South Figueroa Street
		              	Los Angeles, CA 90017

	(b) Security Ownership of Management

	As of March 1, 1994, Units beneficially held by all directors and officers as a group represent less than 1% of the Partnership's outstanding Units.


	Item 13. Certain Relationships and Related Transactions.

	The Registrant and the Operating Partnership are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), and the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Operating Partnership Agreement").

	Under the Partnership Agreement and Operating Partnership Agreement, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnership. These costs and expenses include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, and legal and other professional services fees. These costs to the Partnership totaled $43.0 million, $37.1 million and $35.8 million in 1993, 1992 and 1991, respectively.

	The Partnership Agreement provides for incentive distribution payments to the General Partner out of the Partnership's "Available Cash" (as defined in the Partnership Agreement) which increase as quarterly distributions to Unitholders exceed certain specified targets. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all distributions of Available Cash that exceed, respectively, $0.60, $0.65 and $0.70 per Unit. Such incentive distributions aggregated $1.2 million in 1993 and in 1992 and $0.8 million in 1991.

	Item 14. Exhibits, Financial Statement Schedules, and Reports on
	Form 8-K.

	(a) The following documents are filed as a part of this report:

	    (1) Financial Statements and
	    (2) Financial  Statement  Schedules:  See  Index   to  Financial
									Statements on page 28 for financial statements and financial
									statement schedules filed as a part of this Report.

	    (3) Exhibits: The following exhibits are filed as a part of this
									Report.  With  the  exception  of  Exhibits  21 and 24,  all
									exhibits listed herein are  incorporated  by reference, with
									the  location  of the  exhibit  in the Registrant's previous
									filing indicated parenthetically.

	Exhibit
	Number                           Description
	-------  -----------------------------------------------------------
	  3.1    Amended  and  Restated Agreement of  Limited Partnership of
       		 the Registrant, dated as of December  19, 1988.  (1988 Form
       		 10-K - Exhibit 3.1)
	  3.2    Amended  and  Restated Agreement of  Limited Partnership of
       		 the  Operating Partnership,  dated as of December 19, 1988.
       		 (1988 Form 10-K - Exhibit 3.2)
	  3.3    Certificate of Limited Partnership of the Registrant, dated
       		 as of August 23, 1988. (1988 Form  10-K - Exhibit 3.3)
	  3.4    Certificate  of   Limited  Partnership   of  the  Operating
       		 Partnership,  dated as of August 23, 1988. (1988 Form  10-K
       		 - Exhibit 3.5)
	  3.5    Assumption Agreement between  the  Registrant  and Santa Fe
        	 Pacific  Pipelines, Inc.,  dated  as of  December 7,  1989.
       		 (1989 Form 10-K - Exhibit 3.4)
	  3.6    Amendment  No. 1  to  Amended  and  Restated  Agreement  of
       		 Limited Partnership of the Registrant, dated as of December
       		 7, 1989. (1989 Form 10-K - Exhibit 3.2)
	  3.7    Certificate  of   Amendment  to   Certificate  of   Limited
       		 Partnership  of the  Registrant,  dated  as of  December 7,
       		 1989. (1989 Form 10-K - Exhibit 3.3)
	  3.8    Amendment  No. 1  to  Amended  and  Restated  Agreement  of
       		 Limited Partnership of the Operating Partnership, dated  as
       		 of December 7, 1989. (1989 Form 10-K -  Exhibit 3.5)
	  3.9    Certificate   of  Amendment   to  Certificate  of   Limited
       		 Partnership  of  the  Operating  Partnership,  dated  as of
       		 December 7, 1989. (1989 Form 10-K - Exhibit 3.6)
	  3.10   Amendment  No. 2  to  Amended  and  Restated  Agreement  of
       		 Limited Partnership of the Operating  Partnership, dated as
       		 of January 24, 1990. (1989 Form 10-K -  Exhibit 3.8)
	  3.11   Certificate  of Amendment No. 2  to Certificate  of Limited
	       	 Partnership  of  the  Operating  Partnership,  dated  as of
	       	 January 30, 1990. (1989 Form 10-K - Exhibit 3.9)
	  4.1    Form of Deposit Agreement between the Registrant,  American
	       	 Stock Transfer & Trust Company and the General  Partner, as
		        attorney-in-fact   for  holders  of  units  and  depositary
	       	 receipts.   (Form S-1  Registration  Statement No. 33-24395
		        - Exhibit 4.1)

	  4.2    First  Mortgage  Note  Agreement,  dated  December  8, 1988
		 							(a conformed composite  of  54  separate  note  agreements,
		 						 identical except for signatures). (1988 Form 10-K - Exhibit
	       	 4.2)
	  4.3    Deed of Trust, Security Agreement and Fixture Filing, dated
		        December 8, 1988,  between  the  Operating Partnership, the
		        General  Partner,   Chicago  Title  Insurance  Company  and
	       	 Security  Pacific  National Bank. (1988 Form 10-K - Exhibit
       		 4.3)
	  4.4    Trust  Agreement,  dated  December  19, 1988,  between  the
	       	 Operating  Partnership,  the  General  Partner and Security
	         Pacific  National  Bank.  (1988  Form  10-K - Exhibit 4.4)
	  4.5    The  Operating Partnership  has  established a  $60 million
		        term credit facility with three banks,  dated as of October
		        14, 1993.  As the  maximum allowable borrowings  under this
		        facility  do  not  exceed 10%  of  the  Registrant's  total
	       	 assets, this instrument is not filed as an  exhibit to this
	       	 Report,  however, the Registrant hereby agrees to furnish a
		        copy  of  such  instrument  to  the  Security  and Exchange
		        Commission upon request.

	 21      Subsidiaries of the Registrant*
	 24      Powers of attorney*

	       * Filed herewith.

	(b) Reports on Form 8-K filed during the quarter ended December 31, 1993: None


 																						   SIGNATURES

	Santa Fe Pacific Pipeline Partners, L.P., pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              			      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
					                                (Registrant)
			                   By: Santa Fe Pacific Pipelines, Inc., as
				                      General Partner

	Dated: March 25,     By:         /s/ IRVIN TOOLE, JR.
		1994                    --------------------------------------
					                               Irvin Toole, Jr.
				                         Chairman, President and Chief
				                               Executive Officer

	Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Santa Fe Pacific Pipelines, Inc., as General Partner, and on the date indicated.

        	       Signature                          Title
	     -----------------------------      -------------------------
						                                   Chairman, President and
					                                   	Chief Executive Officer
        		/s/ IRVIN TOOLE, JR.             (Principal Executive
	     -----------------------------              Officer)
		         Irvin Toole, Jr.                   and Director

					                                   	Senior Vice President,
						                                          Treasurer
						                                     and Chief Financial
						                                          	Officer
	        /s/ ROBERT L. EDWARDS            (Principal Financial
	     -----------------------------              Officer)
		         Robert L. Edwards                   and Director

	      /s/ BURNELL H. DEVOS III              Controller and
	     -----------------------------             Secretary
       		Burnell H. DeVos III             (Principal Accounting
						                                           Officer)

		          EDWARD F. SWIFT*
	     -----------------------------
		          Edward F. Swift                      Director

		           ORVAL M. ADAM*
	     -----------------------------
		           Orval M. Adam                       Director

	      WILFORD D. GODBOLD, JR.*
	     -----------------------------
	       Wilford D. Godbold, Jr.                  Director

		          ROBERT D. KREBS*
	     -----------------------------
		          Robert D. Krebs                      Director

	        	 DENIS E. SPRINGER*
	     -----------------------------
		         Denis E. Springer                     Director


	*By:   /s/ ROBERT L. EDWARDS            Senior Vice President,
	     -----------------------------             Treasurer
		        Robert L. Edwards,               and Chief Financial
		         attorney in fact                      Officer

	Dated: March 25, 1994

            SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

		              	INDEX TO FINANCIAL STATEMENTS

				                                                       				      Page
          								                                                 --------

Financial Statements:

   Report of Independent Accountants................................   29
   Consolidated Balance Sheet as of December 31, 1993 and 1992 .....   30
   Consolidated Statement of Income for
      the three years ended December 31, 1993.......................   31
   Consolidated Statement of Cash Flows for
      the three years ended December 31, 1993.......................   32
   Consolidated Statement of Partners' Capital for
      the three years ended December 31, 1993.......................   33
   Notes to Consolidated Financial Statements.......................   34


Financial Statement Schedules for
   the three years ended December 31, 1993:

   V  - Property, Plant and Equipment...............................   47
   VI - Accumulated Depreciation, Depletion and Amortization
       	   of Property, Plant and Equipment.........................   48
   X  - Supplementary Income Statement Information..................   49

   All other schedules have been omitted because they are not applicable or the required information is presented in the financial statements or notes thereto.

            			REPORT OF INDEPENDENT ACCOUNTANTS



	To the Partners of Santa Fe Pacific Pipeline Partners, L.P.


	In our opinion, the consolidated financial statements listed in the index appearing on page 28 present fairly, in all material respects, the financial position of Santa Fe Pacific Pipeline Partners, L.P. and its majority-owned operating partnership at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

	Note 2 to the consolidated financial statements includes a description of a change in the method of accounting for postretirement and postemployment benefits effective January 1, 1992.




	PRICE WATERHOUSE

	Los Angeles, California
	January 28, 1994

             		    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

			                     CONSOLIDATED BALANCE SHEET

                         				(In thousands)
							                                                  December 31,
						                                              ----------------------
						                                                 1993         1992
						                                              ---------    ---------
			                          	A S S E T S
Current assets
     Cash and cash equivalents....................  $  32,162    $  27,356
     Accounts receivable, net ....................     32,787       28,151
     Other current assets.........................      2,801        2,882
						                                              ---------    ---------
	         Total current assets....................     67,750       58,389
						                                              ---------    ---------
Properties, plant and equipment ..................    683,082      668,397
     Less accumulated depreciation ...............     66,472       50,299
						                                              ---------    ---------
	         Net properties, plant and equipment ....    616,610      618,098
Other assets......................................     12,620        8,365
						                                              ---------    ---------
       	  Total assets............................  $ 696,980    $ 684,852
						                                              =========    =========

                     			 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
     Accounts payable.............................  $   2,403    $   2,994
     Accrued liabilities..........................     33,235       18,599
						                                              ---------    ---------
	         Total current liabilities...............     35,638       21,593

Long-term debt ...................................    355,000      355,000
Other long-term liabilities ......................     39,283       27,763
						                                              ---------    ---------
	         Total liabilities ......................    429,921      404,356
						                                              ---------    ---------
Minority interest ................................      1,208        1,486
						                                              ---------    ---------
Commitments and contingencies (Note 6)............
				                                                ---------    ---------
Partners' capital
     General Partner .............................      1,208        1,486
     Common Unitholder............................     52,454       57,936
     Preference Unitholders ......................    212,189      219,588
						                                              ---------    ---------
       	  Total partners' capital ................    265,851      279,010
						                                              ---------    ---------
	         Total liabilities and partners' capital   $ 696,980    $ 684,852
						                                              =========    =========

    	         See Notes to Consolidated Financial Statements.

            		    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                 			CONSOLIDATED STATEMENT OF INCOME

           		    (In thousands, except per unit amounts)

                                         						    Year ended December 31,
					                                          	  --------------------------
						                                              1993     1992     1991
						                                            -------- -------- --------
Operating revenues
     Trunk revenues.............................  $171,848 $161,116 $154,800
     Storage and terminaling revenues...........    37,213   34,020   33,314
     Other revenues.............................    10,410    9,889    5,324
						                                            -------- -------- --------
	         Total operating revenues..............   219,471  205,025  193,438
						                                            -------- -------- --------
Operating expenses
     Field operating expenses...................    36,325   31,331   29,680
     General and administrative expenses........    22,378   19,420   18,178
     Facilities costs...........................    19,555   18,876   18,000
     Depreciation and amortization..............    18,971   18,327   16,834
     Power cost.................................    18,940   18,116   17,975
     Provisions for environmental
       and litigation costs (Note 6) ...........    27,000   10,000     --
     Product (gains) losses.....................    (2,020)  (2,403)  (3,058)
						                                            -------- -------- --------
	         Total operating expenses..............   141,149  113,667   97,609
						                                            -------- -------- --------
Operating income................................    78,322   91,358   95,829

Interest expense................................    37,086   36,937   36,924
Other income, net...............................     1,262      843    2,899
                                          						  -------- -------- --------
Net income before minority interest and
      cumulative effect of accounting change....    42,498   55,264   61,804
Less minority interest  ........................      (882)  (1,146)  (1,200)
						                                            -------- -------- --------
Net income before cumulative effect
of accounting change ...........................    41,616   54,118   60,604

Cumulative effect of change in accounting
  for postretirement and postemployment
  benefits, net of minority interest ...........      --     16,407     --
                                          						  -------- -------- --------
Net income .....................................  $ 41,616 $ 37,711 $ 60,604
						                                            ======== ======== ========
Income per Unit:
Before cumulative effect of accounting change ..  $   2.13 $   2.77 $   3.10
Cumulative effect of accounting change .........       --     (0.84)     --
						                                            -------- -------- --------
Net income .....................................  $   2.13 $   1.93 $   3.10
					                                          	  ======== ======== ========
Operating expenses reflected above include
  the following expenses incurred by, and
  reimbursed to, the General Partner (Note 7) ..  $ 43,025 $ 37,065 $ 35,810
                                                  ======== ======== ========

              See Notes to Consolidated Financial Statements.

		                 SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

		                  CONSOLIDATED STATEMENT OF CASH FLOWS

                   			       (In thousands)

                                          						  Year ended December 31,
                                   					      -------------------------------
					                                         	 1993       1992       1991
                                   					      ---------  ---------  ---------

Cash flows from operating activities:
  Net income ...............................  $ 41,616   $ 37,711   $ 60,604
                                   					      ---------  ---------  ---------
  Adjustments to reconcile net income to net
    cash provided by operating activities--
    Depreciation and amortization ..........    18,971     18,327     16,834
    Cumulative effect of change
      in accounting principle ..............      --       16,407       --
    Provisions for environmental
      and litigation costs  ................    27,000     10,000       --
    Environmental and litigation costs paid     (4,275)      (275)      --
    Other, net .............................      (464)     1,825       --
    Minority interest in net income ........       882      1,146      1,200
    Changes in--
      Accounts receivable ..................    (4,636)      (820)    (1,281)
      Accounts payable and
       	accrued liabilities ................     2,375     (2,689)     4,041
      Other current assets..................        81      5,460      3,475
					                                         ---------  ---------  ---------
	       Total adjustments...................    39,934     49,381     24,269
					                                         ---------  ---------  ---------
	Net cash provided by
	          operating activities.............    81,550     87,092     84,873
					                                         ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures .....................   (21,084)   (30,931)   (27,715)
  Other ....................................       276        487      1,041
                                   					      ---------  ---------  ---------
	Net cash used by
       	   investing activities.............   (20,808)   (30,444)   (26,674)

Cash flows from financing activities:
  Distributions to partners
     and minority interest .................   (55,936)   (55,936)   (53,542)
                                   					      ---------  ---------  ---------
Increase in cash and cash equivalents ......     4,806        712      4,657

Cash and cash equivalents--
  Beginning of year ........................    27,356     26,644     21,987
                                   					      ---------  ---------  ---------
  End of year ..............................  $ 32,162   $ 27,356   $ 26,644
					                                         =========  =========  =========

Interest paid...............................  $ 37,326   $ 37,326   $ 37,326
                                   					      =========  =========  =========

	             See Notes to Consolidated Financial Statements.

    		            SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

            		  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                      				  (In thousands)

                               				  General     Common   Preference
				                                 Partner   Unitholder Unitholders  Total
				                                 --------   ---------  --------- ---------
Partners' capital
  at December 31, 1990 ............  $ 1,569    $ 61,765   $224,758  $288,092

1991 net income ...................    1,200      25,278     34,126    60,604
1991 cash distributions ...........     (921)    (22,000)   (29,700)  (52,621)
                            				     --------   ---------  --------  ---------
Partners' capital
  at December 31, 1991 ............    1,848      65,043    229,184   296,075

1992 net income before cumulative
  effect of accounting change .....    1,146      22,542     30,430    54,118
Cumulative effect of
  accounting change ...............     (347)     (6,834)    (9,226)  (16,407)
1992 cash distributions ...........   (1,161)    (22,815)   (30,800)  (54,776)
                             				     --------   ---------  --------  ---------
Partners' capital
  at December 31, 1992 ............    1,486      57,936    219,588   279,010

1993 net income ...................      882      17,333     23,401    41,616
1993 cash distributions ...........   (1,160)    (22,815)   (30,800)  (54,775)
                             				     --------   ---------  --------  ---------
Partners' capital
  at December 31, 1993 ............  $ 1,208    $ 52,454   $212,189  $265,851
				                                 ========   ========   ========  =========

           		 See Notes to Consolidated Financial Statements.

      		    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
		         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


	NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Organization and Basis of Accounting

	The accompanying consolidated financial statements include the accounts of Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership") and SFPP, L.P., (the "Operating Partnership"), collectively referred to as the "Partnership", on a consolidated basis. The Trading Partnership is a publicly traded limited partnership organized under the laws of the state of Delaware in 1988 which owns a 99% limited partnership interest in the Operating Partnership, through which the Partnership
	conducts all its operations. The Operating Partnership was acquired by the Trading Partnership in December 1988 and is engaged in the transportation of refined petroleum products and
	related services. The Operating Partnership is managed by its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), which, by virtue of this 1% general partner interest, represents the minority interest in the Partnership's consolidated financial statements. The General Partner, which is a wholly owned indirect subsidiary of Santa Fe Pacific
	Corporation ("Santa Fe"), also holds the 1% general partner interest in the Trading Partnership and, therefore, in total,
	holds a 2% general partner interest in the Partnership on a consolidated basis. In addition, the General Partner owns approximately 42% of the limited partner interests in the Trading Partnership ("common units"). Public ownership represented by the preference units is approximately 56%.

	Revenue Recognition

	Substantially   all   revenues   are   derived   from    pipeline
	transportation and storage and terminaling charges and are recognized in income upon delivery. Other revenues, primarily incidental service charges and tank and land rentals, are recognized as earned.

	The  Partnership's interstate common carrier pipeline  operations
	are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under a "trended original cost methodology" adopted in 1985 for establishing a petroleum products pipeline's tariffs. The methodology is subject to clarification and reconsideration in individual cases and leaves many issues for determination on a case-by-case basis.

	Properties, Plant and Equipment

	Properties are stated at cost and include capitalized interest on borrowed funds. Additions and replacements are capitalized. Expenditures for maintenance and repairs are charged to income. Upon sale or retirement of depreciable properties, cost less salvage is charged to accumulated depreciation.

	Properties are depreciated on a straight-line basis over the estimated service lives of the related assets. Rates for the Partnership's interstate pipeline properties are prescribed by the FERC. The Partnership's intrastate pipeline properties and its terminal properties are depreciated using similar rates. The following annual rates were used in computing depreciation:

	  Rights-of-way.......... ............................... 2.60%
	  Line pipe, fittings and pipeline construction. 2.22% to 2.60%
	  Buildings and field equipment................. 2.95% to 4.00%
	  Storage tanks and delivery facilities......... 3.10% to 3.20%
	  Vehicles, office and communications equipment 3.00% to 15.70%

	Income Per Unit

	Income per unit is computed based upon net income of the Partnership less an allocation of income to the general partner of the Trading Partnership in accordance with the partnership agreement, and is based upon 19,148,148 partnership units, comprising 11,000,000 preference and 8,148,148 common units. The quarterly allocation of net income to the general partner of the Trading Partnership (which is always equivalent to the minority interest in net income) is based on its percentage of cash distributions from Available Cash at the end of each quarter (see
	Note 10). The general partner of the Trading Partnership was allocated 2.07%, 2.07% and 1.94% of net income before minority interest for 1993, 1992 and 1991, respectively.

	Cash Equivalents and Short Term Investments

	The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

	Income Tax

	For federal and state income tax purposes, the Partnership is not a taxable entity. Accordingly, the taxable income or loss resulting from the operations of the Partnership is ultimately includable in the federal and state income tax returns of the general and limited partners, and may vary substantially from the income or loss reported for financial reporting purposes.


	NOTE 2 - 1992 CHANGE IN METHOD OF ACCOUNTING FOR POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

	During the fourth quarter of 1992, the General Partner and the Partnership adopted Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and FAS No. 112, "Employers' Accounting for Postemployment Benefits", retroactive to January 1, 1992. FAS No. 106 requires that an actuarial method be used to accrue the expected cost of postretirement health care and other benefits over employees' years of service. FAS No. 112 relates to benefits provided to former or inactive employees after employment but before retirement and requires recognition of these benefits if they are vested and payment is probable and reasonably estimable. Prior to 1992, the costs of postretirement and postemployment benefits were generally expensed when paid. For the Partnership, the cumulative effect of the accounting change attributable to years prior to 1992 was to decrease 1992 net income by $16,407,000, net of minority interest of $347,000. The impact of FAS No. 106 comprised approximately 95% of the change. Additionally, 1992 general and administrative expenses were approximately $1,825,000 higher as a result of the change in accounting for these costs.


	NOTE 3 - DETAIL OF SELECTED BALANCE SHEET ACCOUNTS

               						                          December 31,
						                                      ------------------
						                                        1993      1992
						                                      --------  --------
						                                        (in thousands)
	  Accounts receivable:
	    Trade accounts receivable............. $22,587   $18,654
	    Recollectible construction and
	      maintenance expenditures other......  10,200     9,497
						                                      --------  --------
						                                      $32,787   $28,151
						                                      ========  ========
	  Accrued liabilities:
	    East Line litigation costs............ $ 6,570   $   --
	    Environmental remediation costs.......   6,270     1,170
	    Military product loss reserve.........   5,111     3,873
	    Property taxes........................   3,210     1,924
	    Capital expenditures and
	      major maintenance...................   2,685     2,763
	    Interest..............................   1,709     1,709
	    Postretirement and postemployment
	      benefits............................     800       500
	    Insurance premiums and claims.........     656     3,389
	    Other.................................   6,224     3,271
						                                      --------  --------
						                                      $33,235   $18,599
						                                      ========  ========
	  Other long-term liabilities:
	    Postretirement and postemployment
	      benefits............................ $19,403   $18,938
	    Environmental remediation costs.......  16,880     8,825
	    East Line litigation costs............   3,000       --
						                                      --------  --------
						                                      $39,283   $27,763
						                                      ========  ========

	NOTE 4 - PROPERTIES

	Properties, plant and equipment consist of the following:

  						                                        December 31,
						                                      --------------------
						                                         1993       1992
		                                   				   ---------  ---------
						                                         (in thousands)
	  Land.................................... $ 55,545   $ 56,680
	  Rights-of-way...........................   12,601     12,522
	  Line pipe, fittings and pipeline
	    construction..........................  287,008    283,848
	  Buildings and equipment.................  162,412    152,284
	  Storage tanks and delivery facilities...  144,678    140,293
	  Construction in progress................   20,838     22,770
						                                      ---------  ---------
						                                       683,082    668,397
	  Less accumulated depreciation...........   66,472     50,299
						                                      ---------  ---------
						                                      $616,610   $618,098
						                                      =========  =========

	Depreciation expense aggregated $16,921,000, $16,148,000 and $14,974,000 in 1993, 1992 and 1991, respectively.


	NOTE 5 - LONG-TERM DEBT

	Long-term debt consists of the following First Mortgage Notes (the "Notes") at December 31, 1993 and 1992 (in thousands):

		       Series A  9.85% due December 1994.....  $  11,000
	       	Series B 10.00% due December 1995.....     17,000
	       	Series C 10.05% due December 1996.....     22,000
		       Series D 10.15% due December 1997.....     28,500
	       	Series E 10.25% due December 1998.....     32,500
		       Series F 10.70% due December 1999
			              through 2004..................    244,000
							                                           --------
							                                           $355,000
							                                           ========

	The Partnership intends to refinance the Series A Notes on a long-term basis upon their maturity and, therefore, has included them in long-term debt at December 31, 1993. The Series F Notes become payable in annual installments ranging from $31.5 million in 1999 to the final payment of $49.5 million in December 2004. The Notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium.

	The Notes are secured by mortgages on substantially all of the properties of the Partnership ("the Mortgaged Property"). The
	Notes contain covenants specifying certain limitations on the Partnership's operations including the amount of additional debt or equity that may be issued, cash distributions, investments and property dispositions. Management does not believe such limitations will adversely affect the Partnership's ability to fund its operations or planned capital expenditures.

	The fair value of the Partnership's long-term debt is approximately $450 million at December 31, 1993. Such estimate represents the present value of interest and principal payments on the Notes discounted at present market yields, and assumes the Series F Notes will be prepaid in full in 1999 at par plus a premium.

	Interest on the Notes is payable semiannually in June and December. Interest capitalized during the years 1993, 1992 and 1991 aggregated $598,000, $760,000 and $756,000, respectively.

	The Partnership arranged a $60 million multi-year term credit facility and a $20 million working capital facility with three banks in October 1993. The term facility may be used for refinancing a portion of the Partnership's long-term debt and capital projects, and may be utilized on a revolving basis through October 1997, with any outstanding balance at that time converted to a three-year amortizing term loan. Borrowings under this facility would also be secured by the Mortgaged Property and would generally be subject to the same terms and conditions of the First Mortgage Notes. The working capital facility replaced a $20 million facility originally established in April 1990, and is subject to annual renewal. Advances under this credit line can be used for general Partnership purposes and would be secured by certain of the Partnership's accounts receivable. This facility may not be utilized for a 45-day period, the designation of such period to be at the Partnership's discretion, during each year, and is also subject to other reasonable and customary terms and conditions. Both facilities provide for certain interest rate options. To date, neither of these facilities have been utilized.


	NOTE 6 - COMMITMENTS AND CONTINGENCIES

	East Line Litigation and FERC Proceeding

	Certain of the Partnership's shippers have filed civil suits and initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive.

	In July 1993, the Partnership reached a settlement with one of these shippers, Navajo Refining Company ("Navajo"), whereby Navajo agreed to dismiss its pending civil litigation in New Mexico and withdraw any challenge to the direction of flow of the Partnership's six-inch pipeline between Phoenix and Tucson, Arizona, including any such challenge in the FERC proceeding. The Partnership agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between El Paso, Texas and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within the next five years.

	During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which
	reflects the terms of the Navajo settlement as well as anticipated legal fees and other costs related to defense and ultimate resolution of the FERC proceeding and the remaining civil action brought by El Paso Refinery, L.P. and its general partner. Management believes that it has acted properly with respect to expansion of the East Line and the direction of flow of the six-inch pipeline from Phoenix to Tucson. Management also believes that the Partnership's tariffs are just and reasonable and, if certain of the underlying assumptions and
	interpretations of rate-making methodology made by the Partnership in supporting these tariffs are ruled upon
	favorably, that these tariffs will be upheld should the FERC proceeding progress to its completion. However, because of the nature of FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC and, hence, it is impossible to predict the outcome of the FERC proceeding. It is the opinion of management that any additional costs, in excess of recorded liabilities, incurred to defend and resolve these matters, or any capital expenditures which may be required under the terms of the Navajo settlement, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.

	Environmental

	The Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Along with several other respondents, the Partnership is presently involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is also involved in six ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board at, or adjacent to, its facilities at Colton, Concord, Mission Valley, Brisbane, San Jose and West Sacramento, California. In April 1993, the Partnership was notified that the United States military expects the Partnership to participate in the
	remediation of ground water hydrocarbon contamination in the vicinity of the Partnership's pump station at Norwalk, California, which is adjacent to a major military fuel storage facility. The Partnership is currently investigating the extent of its responsibility for the contamination. The Partnership is cooperating with a request from the Arizona Department of Environmental Quality to participate in a joint industry investigation of possible ground water hydrocarbon contamination in the vicinity of the Partnership's terminal at Phoenix. The Partnership is also involved in soil and ground water remediation projects at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of these cleanup projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

	During the quarter ended September 30, 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation costs. This provision reflects the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, as well as the cost of performing preliminary environmental investigations at several locations, including the investigation of potential contamination in the vicinity of the Partnership's Phoenix terminal. During the quarter ended September 30, 1992, the Partnership recorded a $10 million provision for environmental remediation costs at Sparks, Nevada and two sites in California. The cash expenditures related to these projects are primarily expected to occur over the next five years;
	however, certain remediation projects, including the largest project at Sparks, are expected to continue for a period of approximately ten years.

	Estimates of the Partnership's ultimate liabilities associated with environmental remediation activities and related costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, and the uncertainty of potential recoveries from third parties. Based on the information presently available, it is the opinion of management that any such costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.

	Other Claims and Litigation

	The Partnership is also party to a number of other legal actions arising in the ordinary course of business. While the final
	outcome of these other legal actions cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, when finally resolved, will have a material adverse effect on the consolidated financial condition of the Partnership; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.

	Lease Commitments

	The General Partner leases space in an office building and certain computer equipment, the rent on which is charged to the Partnership. The General Partner's total lease commitments not subject to cancellation at December 31, 1993 are as follows:
	$2,135,000 in 1994, $2,105,000 in 1995 and $1,330,000 in 1996.

	The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations. The annual payments associated with these leases aggregated approximately $5 million in 1993, however a substantial portion of this amount is subject to renegotiation effective January 1, 1994. While the lessor has requested a significant increase in the annual lease payment for 1994 and future years, it is not presently possible to predict the annual rent associated with these leases which will be established either through negotiation or arbitration. Rental expense for all operating leases was $7,130,000, $6,600,000 and $7,000,000 for
	the years 1993, 1992 and 1991, respectively.


	NOTE 7 - RELATED PARTY TRANSACTIONS

	The Partnership has no employees and is managed by the General Partner. Under certain partnership and management agreements, the General Partner and Santa Fe or its subsidiaries are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These expenses, which are included in field operating and general and administrative expenses in the Partnership's statement of income, totaled $43.0 million, $37.1 million and $35.8 million for the years 1993, 1992 and 1991, respectively, and include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional services fees.


	NOTE 8 - PENSION AND POSTRETIREMENT PLANS

	The General Partner is included with certain other affiliates in the trusteed non-contributory Santa Fe Pacific Retirement Plan ("the Plan") which fully complies with ERISA requirements. The Plan covers substantially all officers and employees of Santa Fe and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of service and compensation during the sixty highest paid consecutive months of service during the ten years immediately preceding retirement. Santa Fe's funding policy is to contribute annually at a rate not less than the ERISA minimum, and not more than the maximum amount deductible for income tax purposes. Since the General Partner is included with certain other affiliates, detailed Plan information for the General Partner is not available in all cases, however, as of September 30, 1993, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $51.4 million, and the actuarial present value of projected Plan obligations, discounted at 7.0%, was $47.5 million. The expected return on the market value of Plan assets was 9.75% and compensation levels were assumed to increase at 4.0% per year. Primarily as a result of the excess of Plan assets over liabilities, pension income of $435,000, $605,000 and $290,000 was recognized in 1993, 1992 and 1991,
	respectively.

	In addition to the defined benefit pension plan, salaried employees who have attained age 55 and who have rendered 10 years of service are eligible for both medical benefits and life insurance coverage during retirement. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is non-contributory and covers retirees only.

	The  Partnership  adopted FAS No. 106 effective January  1,  1992
	(see Note 2). Net periodic postretirement benefit cost in 1993 and 1992 was $1,557,000 and $2,231,000, respectively, and
	included the following components (in thousands):

							                                           Life Insurance
				                            Medical Plan           Plan
				                          -----------------  -----------------
				                            1993      1992     1993      1992
                     				     -------   -------  -------   -------
	Service cost...............  $  553    $  718   $   37    $   26
	Interest cost..............   1,066     1,275      213       212
	Amortization of prior
	  service credit...........    (312)      --       --        --
				                          -------   -------  -------   -------
	Net periodic postretirement
	  benefit cost.............  $1,307    $1,993   $  250    $  238
				                          =======   =======  =======   =======

	Prior to 1992, the costs of these benefits were generally recognized when paid and were $430,000 in 1991.

	The Partnership's policy is to fund benefits payable under the medical and life insurance plans as due. The following table shows the reconciliation of the plans' obligations to amounts accrued at December 31, 1993 and 1992 (in thousands):

							                                           Life Insurance
				                            	Medical Plan          Plan
				                           ----------------- -----------------
				                            	1993     1992     1993     1992
                     				      -------- -------- -------- --------
	Accumulated postretirement
	  benefit obligation:
	Retirees....................  $ 5,253  $ 4,252  $ 2,086  $ 1,985
	Fully eligible active
	  plan participants.........    1,148      753      --       --
	Other active plan
	participants................    9,199    7,124      648      576
				                           -------- -------- -------- --------
				                            15,600   12,129    2,734    2,561
	Unrecognized prior
	  service credit............    3,763    4,075      --       --
	Unrecognized net gain (loss)   (2,249)      46     (243)     (42)
				                           -------- -------- -------- --------
	Accrued postretirement
	  liability.................  $17,114  $16,250  $ 2,491  $ 2,519
				                           ======== ======== ======== ========

	The unrecognized prior service credit, which is the result of a plan amendment effective January 1, 1993, will be amortized straight-line over the average future service to full eligibility of the active population. For 1994, the assumed health care cost trend rate for managed care medical costs is 11.5% and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend is 14% in 1994 and is assumed to decrease gradually to 6.5% by 2006 and remain constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $2.9 million and the aggregate of the service and interest components of net periodic postretirement benefit cost recognized in 1993 by $330,000. In 1993, the assumed health care cost trend rate for managed care medical costs was 12% and was assumed to decrease gradually to 5.5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend was 15% in 1993 and was assumed to decrease gradually to 6.5% by 2006 and remain constant thereafter. The weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7% and 8.5% in 1993 and 1992, respectively. The assumed weighted-average salary increase was 4.0% and 5.5% in 1993 and 1992, respectively.

	NOTE 9 - OPERATING REVENUE FROM MAJOR CUSTOMERS

	Operating revenues received from three major petroleum companies each exceeded 10% of total 1993 revenues and, individually, account for 16.9%, 12.9% and 10.2% of total operating revenues. In 1992, these same customers accounted for 17.1%, 13.7% and 10.8% of total operating revenues and, in 1991, they accounted for 16.0%, 13.1% and 10.9% of total operating revenues.


	NOTE 10 - CASH DISTRIBUTIONS

	The   Partnership   makes   quarterly   cash   distributions   of
	substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Notes. Distributions are made 98% to the common and preference unitholders (the "unitholders") and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner which increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per common and preference unit. Such incentive distributions aggregated $1,202,000 in 1993 and in 1992 and $770,000 in 1991.

	Cash distributions declared for the four quarters ended December 31, 1993, 1992 and 1991 aggregated $2.80, $2.80 and
	$2.75 per unit, respectively. In January 1994 the Partnership announced a fourth quarter 1993 distribution of $0.70 per common and preference unit, payable in February 1994.

	Prior to December 31, 1993, in the event that there was not sufficient available cash to pay the minimum distribution of $0.55 per unit to all unitholders at the end of a quarter, preference unitholders were entitled to receive the minimum quarterly distribution, plus any arrearages, prior to any distribution of available cash to the common unitholders. With
	the Partnership having met certain financial criteria, this subordination period ended on December 31, 1993, and all units will henceforth have equivalent rights with respect to cash distributions and shall be called common units. Since the formation of the Partnership in December 1988, there has been no arrearage of cash distributions.

	NOTE 11 - SUMMARIZED QUARTERLY OPERATING RESULTS
		  AND PREFERENCE UNIT INFORMATION (UNAUDITED)

	Quarterly results of operations are summarized below:

				                            First    Second   Third    Fourth
				                           Quarter  Quarter  Quarter  Quarter
                     				      -------- -------- -------- --------
		           (In thousands, except per unit amounts)

	1993:

	Net revenues................. $49,674  $57,222  $56,778  $55,797
	Operating income.............  21,758   29,150    1,478   25,936
	Net income (loss)............  12,516   19,674   (7,326)  16,752

	Income (loss) per unit....... $  0.64  $  1.01  $ (0.37) $  0.86

	1992:

	Net revenues................. $47,153  $52,752  $53,382  $51,738
	Operating income.............  21,823   27,606   16,700   25,229
	Net income before cumulative
	  effect of accounting change  12,639   18,380    7,369   15,730
	Net income (loss)............  (3,768)  18,380    7,369   15,730

	Income per unit before
	  cumulative effect of
	  accounting change.......... $  0.65  $  0.94  $  0.38  $  0.80
	Income (loss) per unit.......   (0.19)    0.94     0.38     0.80


	Notes: Third quarter 1993 included a $27.0 million provision for environmental and litigation costs and third quarter 1992 included a $10.0 million provision for environmental costs. First quarter 1992 included the $16.4 million cumulative effect of an accounting change. The sum of net income (loss) per unit for the four quarters of 1993 does not equal net income per unit for the full year due to the effect of rounding differences.

	Santa Fe Pacific Pipeline Partners, L.P. units are traded on the New York Stock Exchange, under the symbol SFL. The quarterly price range per unit and cash distributions declared per unit for 1993 and 1992 are summarized below:

					                                 High     Low        Cash
					                                 Unit     Unit   Distributions
					                                Price    Price     Declared
                             				    ------   ------  -------------
	1993:

	Fourth Quarter....................  39-7/8   36-3/8      $0.70
	Third Quarter.....................  40       36-3/8       0.70
	Second Quarter....................  40-3/4   36-3/8       0.70
	First Quarter.....................  39-3/4   35-3/4       0.70

	1992:

	Fourth Quarter....................  39-1/4   33-1/4      $0.70
	Third Quarter.....................  39-3/4   34-3/8       0.70
	Second Quarter....................  35-3/8   30-3/4       0.70
	First Quarter.....................  36-5/8   31-3/4       0.70

	As of January 31, 1994, there were approximately 18,000 holders of Partnership units.

							                                                        SCHEDULE V
		                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
			                       PROPERTY, PLANT AND EQUIPMENT
				                             (In thousands)
				                                  Year ended December 31, 1993
		                     	 -----------------------------------------------------
			                      Balance at                                   Balance
			                      beginning  Additions               Other     at end
			                       of year    at cost  Retirements changes(a)  of year
                     			 ---------  ---------  ---------  ---------  ---------
Land.................... $ 56,680   $    321   $ (1,456)  $   --     $ 55,545
Rights-of-way...........   12,522         79       --         --       12,601
Line pipe, fittings and
  pipeline construction.  283,848      3,178         (7)       (13)   287,008
Buildings and equipment.  152,284     10,040       (481)       569    162,412
Storage tanks and
  delivery facilities...  140,293      5,245        (84)      (776)   144,678
Construction in progress   22,770      2,221       --       (4,153)    20,838
		                     	 ---------  ---------  ---------  ---------  ---------
		                     	 $668,397   $ 21,084   $ (2,028)  $ (4,371)  $683,082
			                      =========  =========  =========  =========  =========
				                                  Year ended December 31, 1992
		                     	 -----------------------------------------------------
			                      Balance at                                   Balance
		                     	 beginning  Additions               Other     at end
			                       of year    at cost  Retirements changes(a)  of year
                     			 ---------  ---------  ---------  ---------  ---------
Land.................... $ 56,655   $     25   $   --     $   --     $ 56,680
Rights-of-way...........   11,875        210       --          437     12,522
Line pipe, fittings and
  pipeline construction.  278,803      8,388        (83)    (3,260)   283,848
Buildings and equipment.  135,733     14,824     (1,864)     3,591    152,284
Storage tanks and
  delivery facilities...  132,252      9,921       (594)    (1,286)   140,293
Construction in progress   27,138     (2,437)      --       (1,931)    22,770
			                      ---------  ---------  ---------  ---------  ---------
		                     	 $642,456   $ 30,931   $ (2,541)  $ (2,449)  $668,397
		                     	 =========  =========  =========  =========  =========
				                                  Year ended December 31, 1991
		                     	 -----------------------------------------------------
			                      Balance at                                   Balance
			                      beginning  Additions               Other     at end
		                     	  of year    at cost  Retirements changes(a)  of year
		                     	 ---------  ---------  ---------  ---------  ---------
Land.................... $ 56,653   $      2   $   --     $   --     $ 56,655
Rights-of-way...........   11,646         37       --          192     11,875
Line pipe, fittings and
  pipeline construction.  278,501        633       (156)      (175)   278,803
Buildings and equipment.  127,749      8,195       (266)        55    135,733
Storage tanks and
  delivery facilities...  122,904     11,049       (977)      (724)   132,252
Construction in progress   23,983      7,799       --       (4,644)    27,138
                     			 ---------  ---------  ---------  ---------  ---------
			                      $621,436   $ 27,715   $ (1,399)  $ (5,296)  $642,456
			                      =========  =========  =========  =========  =========
(a)Other changes in "Construction in progress" primarily reflect the reclass-
   ification of certain software costs to the "Other assets" caption of the
   Partnership's consolidated balance sheet and reclassifications of certain properties between categories upon final valuation for rate-making purposes.

   		                                              					       SCHEDULE VI
		                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
		                    ACCUMULATED DEPRECIATION, DEPLETION AND
		                AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                            				(In thousands)

				                                  Year ended December 31, 1993
                     			 -----------------------------------------------------
			                      Balance at                                   Balance
			                      beginning  Additions               Other     at end
			                       of year    at cost  Retirements  changes    of year
                     			 ---------  ---------  ---------  ---------  ---------
Rights-of-way........... $  1,071   $    326   $   --     $   --     $  1,397
Line pipe, fittings and
  pipeline construction.   25,858      6,807         (7)       (13)    32,645
Buildings and equipment.   11,907      5,483       (481)       (16)    16,893
Storage tanks and
  delivery facilities...   11,463      4,305        (83)      (148)    15,537
			                      ---------  ---------  ---------  ---------  ---------
			                      $ 50,299   $ 16,921   $   (571)  $   (177)  $ 66,472
		                     	 =========  =========  =========  =========  =========

				                                  Year ended December 31, 1992
                     			 -----------------------------------------------------
			                      Balance at                                   Balance
			                      beginning  Additions               Other     at end
			                       of year    at cost  Retirements  changes    of year
			                      ---------  ---------  ---------  ---------  ---------
Rights-of-way........... $    752   $    319   $   --     $   --     $  1,071
Line pipe, fittings and
  pipeline construction.   19,391      6,683        (83)      (133)    25,858
Buildings and equipment.    8,885      5,026     (1,864)      (140)    11,907
Storage tanks and
  delivery facilities...    7,967      4,120       (594)       (30)    11,463
		                     	 ---------  ---------  ---------  ---------  ---------
			                      $ 36,995   $ 16,148   $ (2,541)  $   (303)  $ 50,299
			                      =========  =========  =========  =========  =========

				                                  Year ended December 31, 1991
		                     	 -----------------------------------------------------
                     			 Balance at                                   Balance
			                      beginning  Additions               Other     at end
			                       of year    at cost  Retirements  changes    of year
			                      ---------  ---------  ---------  ---------  ---------
Rights-of-way........... $    491   $    261   $   --     $   --     $    752
Line pipe, fittings and
  pipeline construction.   12,983      6,714       (156)      (150)    19,391
Buildings and equipment.    4,863      4,364       (266)       (76)     8,885
Storage tanks and
  delivery facilities...    5,078      3,635       (977)       231      7,967
	                     		 ---------  ---------  ---------  ---------  ---------
                     			 $ 23,415   $ 14,974   $ (1,399)  $      5   $ 36,995
			                      =========  =========  =========  =========  =========

                                                 							       SCHEDULE X
		                SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
		               SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     			       (In thousands)

The following have been charged to expense:

						                                            Year ended December 31,
                                   					      -------------------------------
						                                          1993        1992        1991
                                   					      --------    --------    -------

1.  Maintenance and repairs ................  $24,000(a)  $20,320(a)  $ 9,385
2.  Depreciation and amortization
      of intangible assets, preoperating
      costs and similar deferrals ............  2,050       2,180       2,215
3.  Taxes, other than payroll and
      income taxes ........................... 12,350      12,175      10,865


(a) These amounts include provisions for environmental costs of $15 million and $10 million in 1993 and 1992, respectively.