Form 10-Q
period 1994-03-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1994-05-16
CIK 840251

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549


                               FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 1994
                     Commission File Number 1-10066


                  SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)

             Delaware                          95-4191066
     (State of incorporation)     (I.R.S. Employer Identification No.)


                        888 South Figueroa Street
                      Los Angeles, California  90017
      (Address of principal executive offices, including zip code)

                            (213) 614-1095
         (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

                SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                           TABLE OF CONTENTS

                                                                Page No.

                    PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 1994
        and December 31, 1993 ...................................   1

     Consolidated Statement of Income for the three
        month periods ended March 31, 1994 and 1993 .............   2

     Consolidated Statement of Cash Flows for the three
        month periods ended March 31, 1994 and 1993..............   3

     Notes to Consolidated Financial Statements .................   4

 Item 2.  Management's Discussion and Analysis of Consolidated
     Financial Condition and Results of Operations ..............   5


                      PART II. OTHER INFORMATION


 Item 1.  Legal Proceedings .....................................   7

 Item 5.  Other Information .....................................   7

 Item 6.  Exhibits and Reports on Form 8-K.......................   7

 Signature ......................................................   8

                     SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                     March 31,  December 31,
                                                       1994        1993
                                                     ---------   ---------
                                                    (Unaudited)

                                   A S S E T S
Current assets
     Cash and cash equivalents....................   $ 41,034    $ 32,162
     Accounts receivable, net ....................     32,262      32,787
     Other current assets.........................      6,081       2,801
                                                     ---------   ---------
          Total current assets....................     79,377      67,750
                                                     ---------   ---------
Properties, plant and equipment ..................    684,273     683,082
     Less accumulated depreciation ...............     70,130      66,472
                                                     ---------   ---------
          Net properties, plant and equipment ....    614,143     616,610
Other assets......................................     12,155      12,620
                                                     ---------   ---------

          Total assets............................   $705,675    $696,980
                                                     =========   =========

                         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
     Accounts payable.............................   $  2,995    $  2,403
     Accrued liabilities..........................     40,752      33,235
                                                     ---------   ---------
          Total current liabilities...............     43,747      35,638

Long-term debt ...................................    355,000     355,000
Other long-term liabilities ......................     39,480      39,283
                                                     ---------   ---------
          Total liabilities ......................    438,227     429,921
                                                     ---------   ---------
Minority interest ................................      1,216       1,208
                                                     ---------   ---------
Commitments and contingencies (Notes (f) and (g)).
                                                     ---------   ---------
Partners' capital
     General Partner .............................      1,216       1,208
     Limited Partners.............................    265,016     264,643
                                                     ---------   ---------
         Total partners' capital .................    266,232     265,851
                                                     ---------   ---------

         Total liabilities and partners' capital..   $705,675    $696,980
                                                     =========   =========

                See Notes to Consolidated Financial Statements.

                     SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                         CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)

                     (In thousands,  except per unit amounts)


                                                            Three months
                                                           ended March 31,
                                                        --------------------
                                                           1994      1993
                                                        ---------  ---------

Operating revenues
     Trunk revenues.................................    $ 41,282   $ 38,707
     Storage and terminaling revenues...............       8,609      8,492
     Other revenues.................................       2,631      2,475
                                                        ---------  ---------
          Total operating revenues..................      52,522     49,674
                                                        ---------  ---------

Operating expenses
     Field operating expenses.......................       7,967      8,009
     General and administrative expenses............       6,327      6,039
     Facilities costs...............................       5,469      5,163
     Depreciation and amortization..................       4,878      4,771
     Power cost.....................................       4,425      3,934
                                                        ---------  ---------
          Total operating expenses..................      29,066     27,916
                                                        ---------  ---------
Operating income....................................      23,456     21,758

Interest expense....................................       9,260      9,121
Other income, net...................................         177        144
                                                        ---------  ---------
Net income before minority interest ................      14,373     12,781

Less minority interest in net income ...............        (298)      (265)
                                                        ---------  ---------

Net income..........................................    $ 14,075   $ 12,516
                                                        =========  =========

Income per unit ....................................    $   0.72   $   0.64
                                                        =========  =========

                  See Notes to Consolidated Financial Statements.

                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)


                                                            Three months
                                                           ended March 31,
                                                       ---------------------
                                                          1994        1993
                                                       ---------   ---------

Cash flows from operating activities:
   Net income........................................  $ 14,075    $ 12,516

   Adjustments to reconcile net income to
     net cash provided by operating activities--
       Depreciation and amortization.................     4,878       4,771
       Minority interest in net income...............       298         265
       Environmental and litigation costs paid ......      (428)       (147)
       Other, net....................................       428      (1,606)
       Changes in--
         Accounts receivable.........................       526      (5,899)
         Accounts payable and accrued liabilities....     8,109      13,858
         Other current assets........................    (3,280)     (4,089)
                                                       ---------   ---------
           Total adjustments.........................    10,531       7,153
                                                       ---------   ---------
           Net cash provided by operating activities.    24,606      19,669
                                                       ---------   ---------
Cash flows from investing activities:
   Capital expenditures..............................    (1,851)     (4,100)
   Other.............................................       101          99
                                                       ---------   ---------
           Net cash used by investing activities.....    (1,750)     (4,001)
                                                       ---------   ---------
Cash flows from financing activities:
   Distributions to partners and minority interest...   (13,984)    (13,984)
                                                       ---------   ---------
Increase in cash and cash equivalents................     8,872       1,684

Cash and cash equivalents--
   Beginning of period...............................    32,162      27,356
                                                       ---------   ---------
   End of period.....................................  $ 41,034    $ 29,040
                                                       =========   =========

                  See Notes to Consolidated Financial Statements.

             SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Pipeline Partners, L.P.
(the "Partnership") Annual Report on Form 10-K for the year ended
December 31, 1993.

(b) In the opinion of Partnership management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented have been included in these consolidated financial statements. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

(c) The consolidated statement of income for the three month period ended March 31, 1994 is not necessarily indicative of the results of operations for the full year 1994.

(d) As of January 1, 1994, all differences and distinctions between the preference units and common units were eliminated and the preference units will henceforth be treated as and called common units. Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 2.07% of net income before minority interest for the three month periods ended March 31, 1994 and 1993, is based on its percentage of cash distributions from available cash at the end of each quarter.

(e)   On  April  14,  1994,  the  Partnership  declared  a   cash
distribution of $0.70 per unit for the first quarter of 1994, to be paid on May 13, 1994 to unitholders of record on April
29, 1994.

(f) As discussed in Note 6 to the Partnership's consolidated financial statements for the year ended December 31, 1993, certain of the Partnership's shippers have filed civil suits and initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso,
Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive. It is the opinion of management that any additional costs, in excess of recorded liabilities, incurred to defend and resolve these matters, or any capital expenditures which may be required under the terms of the settlement agreement, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.

(g) As discussed in Note 6 to the Partnership's consolidated financial statements for the year ended December 31, 1993, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions.

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



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 1994 Compared to 1993 Period:

The Partnership reported net income for the three months ended March 31, 1994 of $14.1 million, compared to net income of $12.5 million in the prior year quarter, primarily due to increased volumes and a longer average haul. Operating income for the first quarter of 1994 of $23.5 million was $1.7 million, or 8%, higher, and net income of $14.1 million was $1.6 million, or 12%, higher than in 1993. Revenues for the first quarter of 1994 of $52.5 million were $2.8 million, or 6%, above prior year quarter levels. Trunk revenues were $2.6 million higher than in the 1993 quarter primarily due to higher volumes and longer average length of haul. Total volumes transported increased 5.3% from the first quarter of 1993, with commercial volumes 4.6%, and military volumes 18%, higher than in 1993. The longer average haul reflects increased deliveries to Arizona and Nevada, primarily due to increased demand in 1994 and lower first quarter 1993 deliveries in Southern California and Arizona resulting from heavy rains and intermittent down-time to repair flood related damage on the West Line.

Operating expenses of $29.1 million were $1.2 million higher than in the 1993 quarter, with higher power cost ($0.5 million), facilities costs ($0.3 million) and general and administrative expenses ($0.3 million) accounting for the increase. The increase in power cost resulted from improved volumes and increased power rates. Facilities costs increased as a result of higher rights-of-way rentals. General and administrative expenses were higher due to outside legal costs associated with the FERC proceeding, which aggregated $1.1 million in the 1994 quarter, partially offset by lower incentive compensation expense.


Financial Condition:

For the three months ended March 31, 1994, cash and cash equivalents increased $8.9 million. Cash flow from operations before working capital and minority interest adjustments totaled $19.0 million for the three months, an increase of $3.4 million from 1993. Working capital cash requirements decreased $1.5 million from the 1993 three month period. Significant uses of cash included cash distributions of $14.0 million and capital expenditures of $1.9 million. Total cash and cash equivalents of $41.0 million at March 31, 1994 included $14.0 million for the first quarter 1994 distribution to be paid to unitholders in May 1994.

First quarter 1994 capital expenditures of $1.9 million were $2.2 million lower than in the prior year. Full year 1994 capital expenditures are expected to total approximately $22 million.

While the Partnership anticipates that sufficient funds will be provided by operations to satisfy all working capital and capital expenditure requirements during the remainder of 1994, the Partnership's $60 million term facility is available for financing significant capital projects and for refinancing a portion of the Partnership's long-term debt. The Partnership also has a $20 million working capital facility which is available for short-term borrowing purposes. The facilities provide that any associated borrowings will be secured by certain Partnership assets and are subject to other reasonable and customary terms and conditions. To date, neither of these facilities have been utilized.

Long-term debt at March 31, 1994 consisted of $355 million of First Mortgage Notes at an average interest rate of 10.51% per annum with the first annual principal repayment required December 15, 1994. The Partnership expects to refinance some or all of this debt as it becomes payable.


Other Matters:

Reference is made to Notes (f) and (g) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, for discussions of the status of the East Line litigation and the FERC proceeding and of environmental matters. Management believes that, in the aggregate, the costs associated with the resolution of the East Line litigation and related FERC proceeding and the costs of completing known environmental remediation projects will not adversely affect the Partnership's ability to maintain its current quarterly cash distribution.

In October 1993, the FERC issued a ruling on oil pipeline rate-making, to become effective January 1, 1995, which would allow oil pipelines to adjust their transportation tariffs as long as those rates do not exceed prescribed ceiling levels determined by reference to annual changes in the Producer Price Index for Finished Goods, minus one percent. The FERC has accepted additional comments on the suitability of the reference index and has numerous requests for rehearing of this ruling under consideration. It is expected that a final rule will be issued prior to year end 1994, however, at the present time, it is not possible to predict with certainty what final simplified rate-making methodology will be adopted or what effect such methodology may have on future Partnership tariffs.

                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

East Line Litigation and FERC Proceeding:

Reference  is  made  to Item 3 in the Partnership's  1993  Annual
Report on Form 10-K, incorporated herein by reference, for background information on certain East Line litigation and a related FERC proceeding.

Navajo Refining Company ("Navajo"), which, under a 1985 FERC rate case settlement, had been prohibited from challenging the Partnership's rates until November 1993, filed a complaint against certain East Line and West Line rates in December 1993. On April 20, 1994, the FERC accepted Navajo's complaint and ruled that certain other parties seeking to challenge West Line rates would not need to demonstrate "changed circumstances" in order to do so. However, the FERC also ruled that the complainants continue to bear the burden of proof and that relief, if any, will be prospective only from the date of the filing of each party's own complaint. The Partnership is presently considering whether to seek reconsideration of certain aspects of the April 20 ruling.

The present procedural schedule calls for the shippers to submit their case to FERC in mid-June 1994, and the FERC staff to submit its case in late July 1994. The Partnership is maintaining a vigorous defense in the FERC proceeding.

All activity in El Paso Refinery L.P.'s civil action against the Partnership has been stayed indefinitely by virtue of the bankruptcy proceeding. In February 1994, a permanent trustee and a new judge were named to handle these proceedings.



Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K filed during the quarter ended March 31, 1994: None.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                        (Registrant)

                         By: Santa Fe Pacific Pipelines, Inc., as
                         General Partner

     Date:  May 11, 1994 By:       /s/ ROBERT L. EDWARDS
                                     Robert L. Edwards
                                   Senior Vice President,
                           Treasurer and Chief Financial Officer
                               (On behalf of the Registrant)