Form 10-Q
period 1994-06-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1994-08-15
CIK 840251

SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                           TABLE OF CONTENTS

                                                                  Page No.
                                                                  --------

                    PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 1994 and
        December 31, 1993 .......................................     1

     Consolidated Statement of Income for the three and
        six month periods ended June 30, 1994 and 1993 ..........     2

     Consolidated Statement of Cash Flows for the three
        and six month periods ended June 30, 1994 and 1993 ......     3

     Notes to Consolidated Financial Statements .................     4

 Item 2.  Management's Discussion and Analysis of Consolidated
     Financial Condition and Results of Operations ..............     5


                      PART II. OTHER INFORMATION


 Item 1.  Legal Proceedings .....................................     7

 Item 6.  Exhibits and Reports on Form 8-K ......................     8

 Signature ......................................................     8

                     SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                            CONSOLIDATED BALANCE SHEET
                                  (In thousands)

                                                   June 30,   December 31,
                                                     1994         1993
                                                  -----------  ------------
                                                  (Unaudited)

                                   A S S E T S
     Current assets
       Cash and cash equivalents................  $  28,438    $  32,162
       Accounts receivable, net.................     32,592       32,787
       Other current assets.....................     15,599        2,801
                                                  ----------   ----------
         Total current assets...................     76,629       67,750
                                                  ----------   ----------
     Properties, plant and equipment............    685,849      683,082
       Less accumulated depreciation............    (73,033)     (66,472)
                                                  ----------   ----------
         Net properties, plant and equipment....    612,816      616,610

     Other assets...............................     12,008       12,620
                                                  ----------   ----------
         Total assets...........................  $ 701,453    $ 696,980
                                                  ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities
       Accounts payable.........................  $   2,589    $   2,403
       Accrued liabilities......................     30,127       33,235
                                                  ----------   ----------
         Total current liabilities..............     32,716       35,638
                                                  ----------   ----------

     Long-term debt.............................    355,000      355,000
     Other long-term liabilities................     36,100       39,283
                                                  ----------   ----------
         Total liabilities......................    423,816      429,921
                                                  ----------   ----------
     Minority interest..........................      1,427        1,208
                                                  ----------   ----------
     Commitments and contingencies
       (Notes (f) and (g))......................  ----------   ----------

     Partners' capital
       General Partner .........................      1,427        1,208
       Limited Partners.........................    274,783      264,643
                                                  ----------   ----------
         Total partners' capital................    276,210      265,851
                                                  ----------   ----------
         Total liabilities
           and partners' capital................  $ 701,453    $ 696,980
                                                  ==========   ==========

                 See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                   (In thousands,  except per unit amounts)

                                        Three months            Six months
                                       ended June 30,         ended June 30,
                                   ---------------------  ---------------------
                                      1994       1993        1994       1993
                                   ---------- ----------  ---------- ----------
Operating revenues
  Trunk revenues.................. $ 45,798   $ 44,897    $ 87,080   $ 83,604
  Storage and terminaling revenues    9,446      9,637      18,055     18,129
  Other revenues..................    2,918      2,688       5,549      5,163
                                   ---------- ----------  ---------- ----------
    Total operating revenues......   58,162     57,222     110,684    106,896
                                   ---------- ----------  ---------- ----------
Operating expenses
  Field operating expenses........    7,781      8,659      15,748     16,667
  General and
    administrative expenses.......    5,339      5,325      11,666     11,364
  Facilities costs................    5,267      4,893      10,736     10,056
  Depreciation and amortization...    4,908      4,778       9,786      9,549
  Power cost......................    4,783      4,417       9,208      8,351
                                   ---------- ----------  ---------- ----------
    Total operating expenses......   28,078     28,072      57,144     55,987
                                   ---------- ----------  ---------- ----------
Operating income..................   30,084     29,150      53,540     50,909

Interest expense..................    9,328      9,243      18,588     18,364
Other income, net.................    3,417        184       3,594        328
                                   ---------- ----------  ---------- ----------
Net income
  before minority interest........   24,173     20,091      38,546     32,873
Minority interest in income.......     (501)      (417)       (799)      (682)
                                   ---------- ----------  ---------- ----------
Net income........................ $ 23,672   $ 19,674    $ 37,747   $ 32,191
                                   ========== ==========  ========== ==========

Income per unit .................. $   1.21   $   1.01    $   1.93   $   1.65
                                   ========== ==========  ========== ==========


                  See Notes to Consolidated Financial Statements.

                 SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                             (In thousands)

                                          Three months         Six months
                                         ended June 30,      ended June 30,
                                       -------------------  -------------------
                                         1994      1993       1994      1993
                                       --------- ---------  --------- ---------
Cash flows from operating activities:
  Net income.........................  $ 23,672  $ 19,674   $ 37,747  $ 32,191
                                       --------- --------   --------- ---------
  Adjustments to reconcile net
  income to net cash provided
   by operating activities--
    Depreciation and amortization....     4,908     4,778      9,786     9,549
    Minority interest in income......       501       417        799       682
    Environmental and
     litigation costs paid...........    (1,218)     (186)    (1,646)     (333)
    Credit from changes in
     eligibility requirements for
     postretirement medical benefits.    (3,087)        0     (3,087)        0
    Other, net.......................       518       144        946    (1,463)
    Changes in--
     Accounts receivable.............      (330)    2,758        196    (3,141)
     Accounts payable and
      accrued liabilities............   (10,617)  (10,255)    (2,508)    3,603
     Other current assets............    (9,518)    1,913    (12,798)   (2,176)
                                       --------- ---------  --------- ---------
        Total adjustments............   (18,843)     (431)    (8,312)    6,721
                                       --------- ---------  --------- ---------
        Net cash provided by
          operating activities.......     4,829    19,243     29,435    38,912
                                       --------- ---------  --------- ---------
Cash flows from investing activities:
  Capital expenditures...............    (3,268)   (7,483)    (5,119)  (11,583)
  Other..............................      (173)       97        (72)      196
                                       --------- ---------  --------- ---------
        Net cash used by
          investing activities.......    (3,441)   (7,386)    (5,191)  (11,387)

Cash flows from financing activities:
  Distributions to partners
   and minority interest.............   (13,984)  (13,984)   (27,968)  (27,968)
                                       --------- ---------  --------- ---------
Decrease in cash and cash equivalents   (12,596)   (2,127)    (3,724)     (443)

Cash and cash equivalents--
  Beginning of period................    41,034    29,040     32,162    27,356
                                       --------- ---------  --------- ---------
  End of period......................  $ 28,438  $ 26,913   $ 28,438  $ 26,913
                                       ========= =========  ========= =========
Interest paid........................  $ 18,663  $ 18,663   $ 18,663  $ 18,663
                                       ========= =========  ========= =========

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

(c) The consolidated statement of income for the three and six month periods ended June 30, 1994 is not necessarily indicative of the results of operations for the full year 1994.

(d) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 2.07% of net income before minority interest for the three and six month periods ended June 30, 1994 and 1993, is based on its percentage of cash distributions from available cash at the end of each quarter.

(e)   On   July  14,  1994,  the  Partnership  declared  a   cash
distribution of $0.70 per unit for the second quarter of 1994, to be paid on August 12, 1994 to unitholders of record on July
29, 1994.

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

Estimates of the Partnership's ultimate liabilities associated with environmental remediation activities and related costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at certain locations, the number of parties involved, the number of remediation alternatives available, and the uncertainty of potential recoveries from third parties. Based on the information presently available, it is the opinion of management that any such costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1994 Compared to 1993 Period:

Net income for the three months ended June 30, 1994 of $23.7 million was $4.0 million higher than in the prior year quarter, primarily due to a $3.1 million credit, included in the other income, net line item of the statement of income, resulting from changes in eligibility requirements for postretirement medical benefits. Excluding the $3.1 million credit, net income of $20.6 million was 5% higher than in the prior year quarter. Revenues for the second quarter of 1994 of $58.2 million were $0.9 million, or 2%, above prior year quarter levels. Trunk revenues were $0.9 million higher than in the 1993 quarter due to higher volumes partially offset by a 2% decrease in average length of haul. Total volumes transported increased 6% from the second quarter of 1993. Commercial volumes, which accounted for 95% of total volumes, were 5% higher than in the prior year quarter, reflecting strong economic growth in Arizona and Nevada in 1994 compared to 1993. Military volumes increased 25% over 1993.

Operating expenses of $28.1 million were even with the 1993 quarter, with higher facilities costs ($0.4 million), power cost ($0.4 million), and depreciation and amortization ($0.1 million) offset by lower field operating expenses ($0.9 million). Facilities costs increased as a result of higher right-of-way rentals. The increase in power cost resulted from higher volumes and increased power rates. The increase in depreciation and amortization expense resulted from the Partnership's expanding capital asset base. The decrease in field operating expenses is primarily due to lower major maintenance costs. Major maintenance costs in the 1993 quarter were higher primarily as the result of certain preventative pipeline repairs associated with the Partnership's ongoing internal inspection program.

Six Months Ended June 30, 1994 Compared to 1993 Period:

Net  income  for  the six months ended June 30,  1994  was  $37.7 million, compared to net income of $32.2 million in the prior year period, with the $5.6 million increase largely attributable to the $3.1 million second quarter credit resulting from changes in eligibility requirements for postretirement medical benefits and increased volumes. Excluding the $3.1 million credit, net income was $34.7 million, or 8%, over the prior year six month period. Operating income for the first six months of 1994 of $53.5 million was $2.6 million, or 5%, higher than in 1993. Revenues for the first half of 1994 of $110.7 million were $3.8 million, or 4%, above 1993 levels. Trunk revenues were $3.5 million higher than in the 1993 period primarily due to higher volumes and longer average length of haul. Total volumes transported increased 6% from the first six months of 1993, with commercial volumes 5% higher and military volumes 22% higher than in 1993. The longer average haul reflects increased deliveries to Arizona and Nevada, primarily due to increased demand in 1994.

Operating expenses of $57.1 million were $1.2 million higher than in the first six months of 1993, with higher power cost ($0.9 million), facilities costs ($0.7 million), general and administrative expenses ($0.3 million) and depreciation and amortization ($0.2 million) partially offset by a decrease in field operating expenses ($0.9 million) accounting for the increase. The increase in power cost resulted from higher volumes and increased power rates. Facilities costs increased as a result of higher right-of-way rentals. General and administrative expenses increased about 3% due to generally higher employee benefit costs. The decrease in field operating expenses is primarily due to lower major maintenance costs. 1993 major maintenance costs were higher resulting from certain preventative pipeline repairs associated with the Partnership's ongoing internal inspection program and flood damage to two river crossings on the West Line.

Financial Condition

For the six months ended June 30, 1994, cash and cash equivalents decreased $3.7 million. Cash flow from operations before working capital and minority interest adjustments totaled $43.7 million for the six months, an increase of $3.8 million from 1993. Working capital cash requirements increased $13.4 million from the 1993 six month period. Significant uses of cash included cash distributions of $28.0 million, a semiannual interest payment of $18.7 million, purchases of noncash short term investments of
$11.8 million and capital expenditures of $5.1 million. Total cash and cash equivalents of $28.4 million at June 30, 1994 included $14.0 million for the second quarter 1994 distribution to be paid to unitholders in August 1994.

Capital expenditures in the first six months of $5.1 million were $6.5 million lower than in the prior year. Full year 1994 capital expenditures are expected to total approximately $23 million.

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

Long-term debt at June 30, 1994 consisted of $355 million of First Mortgage Notes at an average interest rate of 10.51% per annum with the first annual principal repayment required December 15, 1994. The Partnership expects to refinance some or all of this debt as it becomes payable.

Other Matters

Litigation and Environmental Matters:

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

FERC Rate-Making Methodology:

In October 1993, the FERC issued Order 561 establishing a new rate-making methodology, to become effective January 1, 1995, which would allow oil pipelines to adjust their transportation tariffs as long as those rates do not exceed prescribed ceiling levels determined by reference to annual changes in the Producer Price Index for Finished Goods ("PPI-FG"), minus one percent. The Partnership and other parties petitioned for a rehearing of the FERC order because, among other things, the index selected by the FERC does not adequately reflect historical cost increases incurred by the industry. Having reviewed the Partnership's and other parties' comments on Order 561, the FERC issued a final ruling, Order 561-A, on July 28, 1994, that reaffirmed Order 561 in all significant respects, including the index selected, except that the circumstances under which a carrier could apply for rate increases based on a cost of service justification were expanded. Order 561-A would allow pipelines to apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. On August 5, 1994, the Association of Oil Pipe Lines, of which the Partnership is a member, filed a notice of appeal in the United States Circuit Court of Appeals for Washington, D.C. in order to challenge the suitability of the index selected and certain other aspects of Orders 561 and 561-A.

Also on July 28, 1994, the FERC issued two Notices of Proposed Rulemaking ("NOPRs") which would, first, allow carriers that can demonstrate that they do not have significant market power in the relevant markets served to establish market-based rates in those markets and, second, provide additional guidelines on cost of service filing and reporting requirements for oil pipelines. It is anticipated that final orders on these two NOPRs will become effective, along with Order 561-A, on January 1, 1995.

                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

East Line Litigation and FERC Proceeding:

Reference  is  made  to Item 3 in the Partnership's  1993  Annual
Report on Form 10-K, incorporated herein by reference, for background information on certain East Line litigation and a related FERC proceeding.

Navajo Refining Company ("Navajo"), which, under a 1985 FERC rate case settlement, had been prohibited from challenging the Partnership's rates until November 1993, filed a complaint against certain East Line and West Line rates in December 1993. On April 20, 1994, the FERC accepted Navajo's complaint and ruled that certain other parties seeking to challenge West Line rates would not need to demonstrate "changed circumstances" in order to do so. However, the Partnership requested reconsideration of that portion of the ruling pertaining to parties other than Navajo and, on July 20, 1994, the FERC reversed a portion of the April 20, 1994 ruling, reaffirming that, other than with respect to Navajo, the Partnership's West Line rates are deemed just and reasonable under the provisions of the Energy Policy Act of 1992. Any shipper other than Navajo that wishes to challenge the Partnership's West Line rates will need to demonstrate "changed circumstances."

On June 24, 1994, the complainants filed their cases-in-chief with the FERC, seeking refunds for shipments between 1990 and 1993 aggregating in the range of $15 million to $20 million, as well as tariff rate reductions of between 40% and 50% for future shipments. Three sets of joint testimony were filed, one by Chevron U.S.A. Products Company and Navajo, a second by El Paso Refinery, L.P. ("El Paso") and Refinery Holding Company, L.P., and a third by ARCO Products Company and Texaco Refining and Marketing Inc. The rates being challenged were established pursuant to FERC-approved settlements resolving a prior rate proceeding and have not been changed since 1991, when they were adjusted in accordance with those agreements. The requests for past and future rate relief are based largely on legal arguments that have previously been rejected by the FERC, on novel regulatory theories, and on factual assertions that the Partnership believes to be inaccurate. The various shipper submissions also take positions that are inconsistent with each other in several significant respects. The Partnership continues to believe that its rates and practices are lawful under FERC precedent and will continue its vigorous defense of that position.

The present procedural schedule calls for the FERC Staff to submit its case-in-chief in this proceeding on August 17, 1994. The date on which the Partnership is to file testimony in response to the shippers' and the FERC Staff's submissions has not yet been established. The shipper's and the FERC Staff's testimony will be subject to full discovery and cross-examination. On July 20, 1994, a first round of discovery was initiated against the shippers.

All activity in El Paso's civil action against the Partnership has been stayed since October 1992 by virtue of the bankruptcy proceeding, however, bankruptcy court filings indicate that the trustee retained legal counsel during the second quarter of 1994 for purposes of pursuing this litigation. El Paso seeks unspecified damages in this action. The Partnership believes this lawsuit is without merit and intends to vigorously defend itself if and when activity commences in this action.

Item 5. Other Information.

On  June  29,  1994,  Santa Fe Pacific Corporation  ("SFP"),  and
Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger which calls for SFP to merge with and into BNI, with BNI being the surviving corporation. Gerald Grinstein, BNI's chairman and chief executive officer, will be chairman of the surviving corporation. Robert D. Krebs, chairman, president and chief executive officer of SFP, will be president and chief executive officer of the surviving corporation. Two-thirds of the directors of the surviving corporation will be designated by BNI, and one-third of the directors of the surviving corporation will be designated by SFP. The merger has been approved by the boards of directors of SFP and BNI, but is still subject to a number of conditions, including approval by the stockholders of both BNI and SFP and approval by the Interstate Commerce Commission.

The Registrant's general partner and 42% limited partner, Santa Fe Pacific Pipelines, Inc., is a wholly owned indirect subsidiary of SFP. Management believes that this merger, if approved, will have no significant impact on the operations of the Partnership.

Item 6. Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K: The Registrant filed a Current Report on Form 8-K dated June 29, 1994 (date of earliest event reported) and filed on July 11, 1994. This report described, under Part II,
Item 1, the agreement and plan of merger between SFP and BNI and included, in Part II, Item 7, exhibits relating to the merger agreement. The Registrant's general partner and 42% limited partner, Santa Fe Pacific Pipelines, Inc., is a wholly owned indirect subsidiary of SFP.

The Registrant filed one report on Form 8-K/A as Amendment No. 1 to Current Report on Form 8-K dated June 29, 1994 (date of earliest event reported) and filed on July 29, 1994. This report included, in Part II, Item 7, an exhibit listing of schedules to the agreement and plan of merger between SFP and BNI.



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

Date: August 12, 1994  By:       /s/ ROBERT L. EDWARDS
                           ----------------------------------
                                   Robert L. Edwards
                                 Senior Vice President,
                         Treasurer and Chief Financial Officer
                             (On behalf of the Registrant)