Form 10-Q
period 1994-09-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1994-11-14
CIK 840251

SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                           TABLE OF CONTENTS

                                                                Page No.
                                                                --------

                    PART I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

     Consolidated Balance Sheet at September 30, 1994
        and December 31, 1993.....................................  1

     Consolidated Statement of Income for the three and
        nine month periods ended September 30, 1994 and 1993......  2

     Consolidated Statement of Cash Flows for the three
        and nine month periods ended September 30, 1994 and 1993..  3

     Notes to Consolidated Financial Statements...................  4

 Item 2.  Management's Discussion and Analysis of Consolidated
     Financial Condition and Results of Operations................  6


                      PART II. OTHER INFORMATION


Item 1.  Legal Proceedings........................................  9

Item 6.  Exhibits and Reports on Form 8-K......................... 10

Signature......................................................... 11

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                (In thousands)

                                                 September 30,  December 31,
                                                     1994          1993
                                                 ------------- -------------

                                 A S S E T S
     Current assets
        Cash and cash equivalents..............   $  46,095     $  32,162
        Short-term investments.................       9,857          --
        Accounts receivable, net...............      33,928        32,787
        Other current assets...................       1,824         2,801
                                                  ----------    ----------
           Total current assets................      91,704        67,750
                                                  ----------    ----------
     Properties, plant and equipment...........     684,678       683,082
        Less accumulated depreciation..........     (75,680)      (66,472)
                                                  ----------    ----------
           Net properties, plant and equipment.     608,998       616,610
     Other assets..............................      14,515        12,620
                                                  ----------    ----------
           Total assets........................   $ 715,217     $ 696,980
                                                  ==========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL
     Current liabilities
        Accounts payable.......................   $   1,660     $   2,403
        Accrued liabilities....................      38,628        33,235
                                                  ----------    ----------
           Total current liabilities...........      40,288        35,638
                                                  ----------    ----------
     Long-term debt............................     355,000       355,000
     Other long-term liabilities...............      35,146        39,283
                                                  ----------    ----------
           Total liabilities...................     430,434       429,921
                                                  ----------    ----------
     Minority interest.........................       1,575         1,208
                                                  ----------    ----------
     Commitments and contingencies
        (Notes (f) and (g))....................   ----------    ----------
     Partners' capital
        General Partner........................       1,575         1,208
        Limited Partners.......................     281,633       264,643
                                                  ----------    ----------
           Total partners' capital.............     283,208       265,851
                                                  ----------    ----------
           Total liabilities
              and partners' capital............   $ 715,217     $ 696,980
                                                  ==========    ==========

                See Notes to Consolidated Financial Statements.

                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED STATEMENT OF INCOME
                                    (Unaudited)
                      (In thousands,  except per unit amounts)

                                       Three months           Nine months
                                    ended September 30,   ended September 30,
                                    --------------------  --------------------
                                       1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------
 Operating revenues
   Trunk revenues.................. $ 46,802   $ 44,573   $133,882   $128,177
   Storage and terminaling revenues    9,828      9,743     27,883     27,872
   Other revenues..................    2,816      2,462      8,365      7,625
                                    ---------  ---------  ---------  ---------
     Total operating revenues......   59,446     56,778    170,130    163,674
                                    ---------  ---------  ---------  ---------
 Operating expenses
   Field operating expenses........    8,488      7,804     24,236     24,471
   General and
     administrative expenses.......    4,925      5,589     16,591     16,953
   Facilities costs................    5,234      4,695     15,970     14,751
   Power cost......................    5,887      5,540     15,095     13,891
   Depreciation and amortization...    4,970      4,672     14,756     14,221
   Provisions for environmental
     and litigation costs .........     --       27,000       --       27,000
                                    ---------  ---------  ---------  ---------
     Total operating expenses......   29,504     55,300     86,648    111,287
                                    ---------  ---------  ---------  ---------
 Operating income..................   29,942      1,478     83,482     52,387

 Interest expense..................    9,493      9,347     28,081     27,711
 Other income, net.................      681        388      4,275        716
                                    ---------  ---------  ---------  ---------
 Net income (loss)
   before minority interest........   21,130     (7,481)    59,676     25,392
 Minority interest.................     (438)       155     (1,238)      (527)
                                    ---------  ---------  ---------  ---------
 Net income (loss)................. $ 20,692   $ (7,326)  $ 58,438   $ 24,865
                                    =========  =========  =========  =========

 Net income (loss) per unit........ $   1.06   $  (0.37)  $   2.99   $   1.27
                                    =========  =========  =========  =========

                  See Notes to Consolidated Financial Statements.

                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)

                                         Three months          Nine months
                                      ended September 30,  ended September 30,
                                      -------------------  -------------------
                                         1994     1993        1994     1993
                                      --------- ---------  --------- ---------
Cash flows from operating activities:
  Net income (loss).................. $ 20,692  $ (7,326)  $ 58,438  $ 24,865
  Adjustments to reconcile net
   income (loss) to net cash provided
   by operating activities--
    Depreciation and amortization....    4,970     4,672     14,756    14,221
    Minority interest in
     net income (loss)...............      439      (155)     1,238       527
    Provisions for environmental
     and litigation costs............      --     27,000        --     27,000
    Environmental and
     litigation costs paid...........   (2,843)     (329)    (4,489)     (662)
    Credit from changes in
     eligibility requirements for
     postretirement medical benefits.      --        --      (3,087)      --
    Other, net.......................       94      (213)     1,040    (1,676)
    Changes in--
     Short-term investments..........    1,980       --      (9,857)
     Accounts receivable.............   (1,337)   (1,495)    (1,141)   (4,636)
     Accounts payable and
      accrued liabilities............    9,373    12,052      6,865    15,655
     Other current assets............    1,938     1,360        977      (816)
                                      --------- ---------  --------- ---------
        Total adjustments............   14,614    42,892      6,302    49,613
                                      --------- ---------  --------- ---------
        Net cash provided by
         operating activities........   35,306    35,566     64,740    74,478
                                      --------- ---------  --------- ---------
Cash flows from investing activities:
  Capital expenditures...............   (3,913)   (4,554)    (9,031)  (16,137)
  Other..............................      248        47        176       243
                                      --------- ---------  --------- ---------
        Net cash used by
         investing activities........   (3,665)   (4,507)    (8,855)  (15,894)
                                      --------- ---------  --------- ---------
Cash flows from financing activities:
  Distributions to partners
   and minority interest.............  (13,984)  (13,984)   (41,952)  (41,952)
                                      --------- ---------  --------- ---------
Increase in cash and cash equivalents   17,657    17,075     13,933    16,632

Cash and cash equivalents--
  Beginning of period................   28,438    26,913     32,162    27,356
                                      --------- ---------  --------- ---------
  End of period...................... $ 46,095  $ 43,988   $ 46,095  $ 43,988
                                      ========= =========  ========= =========
Interest paid........................ $    --   $    --    $ 18,663  $ 18,663
                                      ========= =========  ========= =========

                  See Notes to Consolidated Financial Statements.

            SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)  The  consolidated financial statements of Santa  Fe  Pacific
Pipeline Partners, L.P. (the "Partnership") should be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993.

(b) In the opinion of Partnership management, all adjustments necessary for a fair statement of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. Certain comparative prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation.

(c) The consolidated statement of income for the three and nine month periods ended September 30, 1994 is not necessarily indicative of the results of operations for the full year 1994.

(d) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 2.07% of net income before minority interest for the three and nine month periods ended September 30, 1994 and 1993, is based on its percentage of cash distributions from available cash at the end of each quarter.

(e) On October 13, 1994, the Partnership declared a cash distribution of $0.70 per unit for the third quarter of 1994, to be paid on November 14, 1994 to unitholders of record on October 31, 1994.

(f) As discussed in Note 6 to the Partnership's consolidated financial statements for the year ended December 31, 1993, certain of the Partnership's shippers have filed civil suits and initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive. In July 1993, the Partnership reached a settlement with one of these shippers, Navajo Refining Company ("Navajo"), whereby, among other things, Navajo agreed to dismiss its pending civil litigation in New Mexico and the Partnership agreed to make certain cash payments to Navajo over three years.

During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which reflects the terms of the Navajo settlement as well as anticipated legal fees and other costs related to defense of the FERC proceeding and the remaining civil action brought by El Paso Refinery, L.P. ("El Paso") and its general partner.

Management believes that it has acted properly with respect to expansion of the East Line and the direction of flow of the six-inch pipeline from Phoenix to Tucson, Arizona, which are the primary issues in El Paso's civil action.

 Management also believes that the Partnership's current tariffs are just and reasonable and that, so long as certain of the underlying assumptions and interpretations of rate-making methodology made by the Partnership with respect to these tariffs are ruled upon favorably, these tariffs will be upheld should the FERC proceeding progress to its completion. However, because of the nature of the FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC or whether any reparations will be ordered paid to the
complainants  or  any  prospective  rate  reductions   will   be
required. A decision by the FERC which results either in significant reparations being paid or in a significant reduction in the Partnership's current tariffs could have a material adverse effect on the Partnership's financial condition and the Partnership's ability to maintain its current quarterly cash distribution.

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

During the quarter ended September 30, 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation and related costs. This provision reflects the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, as well as the cost of performing preliminary environmental investigations at several locations. The cash expenditures related to these projects are primarily expected to occur over the next five years; however, certain remediation projects, are expected to continue for a period of approximately ten years.

Estimates of the Partnership's ultimate liabilities associated with environmental remediation activities and related costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at certain locations, the number of parties involved, the number of remediation alternatives available, and the uncertainty of potential recoveries from third parties. Based on the information presently available, however, it is the opinion of management that any such costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1994 Compared to 1993 Period:

The Partnership reported net income for the three months ended September 30, 1994 of $20.7 million compared to a net loss of $7.3 million in the 1993 quarter, which included a $15 million provision for environmental costs and a $12 million provision for East Line litigation costs. Excluding the 1993 provisions, net income for the three months ended September 30, 1994 would have been $1.6 million, or 8%, higher than adjusted net income of $19.1 million in 1993. Revenues for the third quarter of 1994 of $59.4 million were $2.7 million, or 5%, above 1993 quarter levels. Trunk revenues were $2.2 million higher than in the 1993 quarter due to higher volumes. Total volumes transported increased 6% from the third quarter of 1993. Commercial volumes, which accounted for 95% of total volumes, were 6% higher than in the 1993 quarter, reflecting strong economic growth in Arizona and Nevada in 1994 compared to 1993. Military volumes decreased 6% compared to the 1993 quarter.

Operating expenses of $29.5 million were $25.8 million lower than in the 1993 quarter, primarily due to the environmental and litigation provisions aggregating $27.0 million recorded in the 1993 period. Third quarter 1993 operating expenses included $1.3 million in environmental and litigation costs that would have been charged against the reserve for such costs had it been established prior to that period. Excluding the 1993 provisions, third quarter 1994 operating expenses would have been $1.2 million higher than in the 1993 quarter with higher field operating expenses ($0.7 million), facilities costs ($0.5 million), power cost ($0.4 million) and depreciation and amortization ($0.3 million), partially offset by lower general and administrative costs ($0.7 million). The increase in field operating expenses is primarily due to higher salary and major maintenance expense. Facilities costs increased as a result of higher right-of-way rentals. The increase in power cost resulted from higher volumes and increased power rates. The increase in depreciation and amortization expense resulted from the Partnership's expanding capital asset base, particularly shorter-lived software costs. General and administrative expenses decreased in the 1994 quarter due to East Line litigation and other legal costs being expensed in the 1993 period and charged against the reserve in 1994.

Nine Months Ended September 30, 1994 Compared to 1993 Period:

Net income for the nine months ended September 30, 1994 was $58.4 million compared to net income of $24.9 million in the prior year period. Results of operations included a $3.1 million credit in 1994 resulting from changes in eligibility requirements for postretirement medical benefits and, in 1993, provisions for environmental and litigation costs aggregating $27.0 million. Excluding the 1994 credit and the 1993 provisions, adjusted net income for the nine months ended September 30, 1994 of $55.4 million was $4.1 million, or 8%, higher than adjusted net income of $51.3 million in 1993. Revenues for the nine months ended September 30, 1994 of $170.1 million were $6.5 million, or 4%, above 1993 levels. Trunk revenues were $5.7 million higher than in the 1993 period primarily due to higher volumes and longer average length of haul. Total volumes transported increased 6% from the 1993 nine month period, with commercial volumes 5% higher and military volumes 12% higher than in the 1993 nine month period. The longer average haul reflected increased deliveries to Arizona and Nevada, primarily due to increased demand in 1994.

Operating expenses of $86.6 million were $24.6 million lower than in the first nine months of 1993, due largely to the 1993 provisions aggregating $27.0 million. Year to date 1993 operating expenses included $3.7 million in environmental and litigation costs that would have been charged against the reserve for such costs had it been established prior to that period. Excluding the 1993 provisions, operating expenses would have been $2.3 million, or 3%, higher than in 1993, with higher facilities costs ($1.2 million), power cost ($1.2 million) and depreciation and amortization ($0.5 million), partially offset by lower general and administrative expenses ($0.4 million) and field operating expenses ($0.2 million). Facilities costs increased as a result of higher right-of-way rentals. The increase in power cost resulted from higher volumes and increased power rates. The increase in depreciation and amortization expense resulted from the Partnership's expanding capital asset base, particularly shorter-lived software costs. General and administrative expenses were lower primarily due to East Line litigation costs being expensed in 1993 and generally charged against the reserve in 1994.


Financial Condition

For the nine months ended September 30, 1994, cash and cash equivalents increased $13.9 million. Cash flow from operations before working capital and minority interest adjustments totaled $66.4 million for the nine months, an increase of $2.7 million from 1993. Working capital cash requirements increased $13.4 million from the 1993 nine month period. Significant uses of cash included cash distributions of $42.0 million, a semiannual interest payment of $18.7 million, purchases of noncash short-term investments of $9.9 million and capital expenditures of $9.0 million. At September 30, 1994, total cash and cash equivalents of $46.1 million included $14.0 million for the third quarter 1994 distribution to be paid to unitholders in November 1994.

Capital expenditures in the nine months ended September 30,  1994 of  $9.0 million were $7.1 million lower than in the prior  year.
Full year 1994 capital expenditures are expected to total approximately $22 million.

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

Long-term debt at September 30, 1994 consisted of $355 million of First Mortgage Notes at an average interest rate of 10.51% per annum. The Partnership expects to utilize the term borrowing facility to refinance the first annual principal repayment, of $11 million, which is due on December 15, 1994, and expects to refinance some or all of the remaining balance as it becomes payable.

Other Matters

Proposed Arizona Oil Refinery:

On September 16, 1994, The Williams Companies, Inc. ("Williams") announced that its board of directors had approved further development of a project that could lead to the construction and operation of a 50,000 barrel-per-day oil refinery near Phoenix, Arizona. According to Williams, a subsidiary, Williams Energy Ventures, has been given approval to conduct detailed engineering and marketing analyses and to acquire the proposed refinery site. Williams announced that the additional studies are needed before their board would consider final approval of the facility, which the company expects to seek by the end of 1994. As discussed in previous Partnership Forms 10-K, an entrepreneur has attempted to gain investor support for an oil refinery in the Phoenix area for a number of years, and has acquired a refinery site and obtained a number of the permits necessary for such a project, but has not been able to attract the necessary funding. The Williams proposal apparently contemplates utilizing the refinery site and permits held by the entrepreneur. According to Williams, construction of the refinery could be completed in 30 months.

The Partnership presently delivers approximately 165,000 barrels per day to the Arizona market, a portion of which would likely be displaced should the Williams refinery be built. It is possible that a portion of any revenue reduction could be recovered through rate increases.

FERC Rate-Making Methodology:

In October 1993, the FERC issued Order 561 establishing a new rate-making methodology, to become effective January 1, 1995, which would allow oil pipelines to adjust their transportation tariffs as long as those rates do not exceed prescribed ceiling levels determined by reference to annual changes in the Producer Price Index for Finished Goods, minus one percent. The FERC issued a final ruling, Order 561-A, on July 28, 1994, that reaffirmed Order 561 in all significant respects, including the index selected, except that the circumstances under which a carrier could apply for rate increases based on a cost of service justification were expanded. Order 561-A would allow pipelines to apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. The Partnership has moved to intervene in two petitions for review in the United States Court of Appeals for the District of Columbia Circuit in order to challenge the suitability of the index selected and certain other aspects of Orders 561 and 561-A.

Also, on October 28, 1994, the FERC issued final regulations which would, first, allow carriers that can demonstrate that they do not have significant market power in the relevant markets served to establish market-based rates (Order 572) in those markets and, second, provide additional guidelines on cost of service filing and reporting requirements for oil pipelines (Order 571). These orders, along with Order 561-A, will become effective on January 1, 1995.

Litigation and Environmental Matters:

Reference is made to Notes (f) and (g) to the Partnership's consolidated financial statements, beginning on page 4 of this Report, for discussions of the status of the East Line litigation and the FERC proceeding and of environmental matters.


                   PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

East Line Litigation and FERC Proceeding:

Reference  is  made  to Item 3 in the Partnership's  1993  Annual
Report on Form 10-K, incorporated herein by reference, for background information on certain East Line litigation and a related FERC proceeding.

Navajo Refining Company ("Navajo"), which, under a 1985 FERC rate case settlement, had been prohibited from challenging the Partnership's rates until November 1993, filed a complaint against certain East Line and West Line rates in December 1993. On July 20, 1994, the FERC reaffirmed that, other than with respect to Navajo, the Partnership's West Line rates are deemed just and reasonable under the provisions of the Energy Policy Act of 1992. Accordingly, any shipper other than Navajo that wishes to challenge the Partnership's West Line rates will need to demonstrate "changed circumstances." On September 16, 1994, the FERC denied certain other parties' request for a rehearing of the July 20, 1994 ruling. Representatives of ARCO Products Company, Texaco Refining and Marketing Inc. and Chevron U.S.A. Products Company have indicated that they will file testimony in late November 1994 in an attempt to demonstrate "changed circumstances" in order to challenge the Partnership's West Line rates.

On August 17, 1994, the FERC Staff submitted its case-in-chief in the FERC proceeding. In its testimony, the FERC Staff, among other things, argues against the Partnership's entitlement to an income tax allowance in its cost of service. The FERC Staff testimony also utilizes the Partnership's current capital structure for the purpose of establishing its 1985 starting rate base under FERC Order 154-B. Both of these positions are detrimental to the Partnership's existing rate structure and, if adopted by the FERC in a final decision, would result in a substantial payment of refunds and reduction of existing rates. As previously reported, in June 1994 the complainants filed their cases-in-chief in the FERC proceeding, seeking reparations for shipments between 1990 and 1993 aggregating in the range of $15 million to $20 million, as well as tariff rate reductions of between 40% and 50% for future shipments. In its testimony, the FERC Staff developed costs of service for the Partnership's East and West Lines based on adjusted 1993 operating costs, but did not present testimony concerning reparations or specific tariff rate reductions. Management does not believe that the Partnership's exposure to reparations or future rate reductions implicit in the FERC Staff's testimony exceeds the claims made by the complainants.

While recognizing that FERC rate-making methodology is subject to interpretation and leaves certain issues for determination on a case-by-case basis, the positions taken by the complainants and the FERC Staff in their testimonies are contrary to existing FERC precedent. The entitlement of a pipeline partnership to include an allowance for income taxes in its cost of service has recently been ruled upon favorably by the FERC Administrative Law Judge in the Lakehead Pipe Line Company, Limited Partnership rate case; that ruling is presently on appeal before the FERC Commissioners. The Partnership's rates being challenged in the FERC proceeding were established pursuant to FERC-approved settlements resolving a prior rate proceeding and have not been changed since 1991, when they were adjusted in accordance with those agreements. The Partnership continues to believe that its rates and practices are lawful under FERC precedent and will continue its vigorous defense of that position. However, because of the complexity of the issues involved and the nature of FERC rate-making methodology, it is possible that the rates at issue in the FERC proceeding will not ultimately be deemed just and reasonable. If the FERC were to deny the Partnership's entitlement to an allowance for income taxes in its cost of service, or otherwise reach adverse decisions on certain other key issues in the proceeding, such adverse outcome could have a material adverse effect on the Partnership's financial condition and ability to maintain its current quarterly cash distribution.

The present procedural schedule calls for the Partnership to submit its testimony in response to the shippers' and FERC Staff's cases-in-chief on February 28, 1995 and for hearings to commence before a FERC Administrative Law Judge in October 1995.

With respect to the civil action brought by El Paso Refinery, L.P. ("El Paso") against the Partnership in August 1992, the bankruptcy trustee for El Paso has retained legal counsel for purposes of pursuing this litigation. In addition, initial rounds of discovery have recently been initiated by both parties. Should the action proceed to trial, it is anticipated that such trial would begin in early to mid 1996. El Paso seeks unspecified damages in this action. The Partnership intends to vigorously defend itself in this action.

Environmental Matters:

Reference is made to Item 3 in the Partnership's 1993 Annual Report on Form 10-K, incorporated herein by reference, for background information on certain litigation related to soil and ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. On October 12, 1994, the Second Judicial Court of the State of Nevada ruled that all of the outstanding cases against the respondent group, including the state, county, city and property owner cases, shall be consolidated for trial purposes.


Item 6. Exhibits and Reports on Form 8-K.

(a)   The following document is filed as part of this report:

            Financial  Data  Schedule as  of  and  for  the  nine
Exhibit 27  months ended September 30, 1994.

(b)   Reports on Form 8-K:

   Reference is made to Item 6 in the Partnership's Form 10-Q for the quarter ended June 30, 1994, incorporated herein by reference, for information on a Form 8-K and a Form 8-K/A, both dated June 29, 1994 (date of earliest event reported) and filed on July 11 and July 29, 1994, respectively.

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

                         SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                        (Registrant)

                         By:  Santa Fe Pacific Pipelines, Inc., as
                                General Partner

Date: November 14, 1994  By:       /s/ ROBERT L. EDWARDS
                              --------------------------------
                                     Robert L. Edwards
                                   Senior Vice President,
                           Treasurer and Chief Financial Officer
                               (On behalf of the Registrant)