Form 10-K405
period 1994-12-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1995-03-28
CIK 840251

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

          [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                      OR
        [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 1-10066
                        ------------------------------

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    Name of each
          Title of each class                exchange on which registered
          -------------------                ----------------------------
        COMMON DEPOSITARY UNITS                NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
                         ______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:[ X ]

The aggregate market value of the Common Depositary Units held by non-affiliates of the registrant as of March 24, 1995 was approximately $400 million.
================================================================================

                               TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
                                    PART I
Items 1 and 2. Business and Properties.............................................          1
      General......................................................................          1
      Markets and Product Demand...................................................          2
      Principal Customers..........................................................          3
      Capital Expenditures.........................................................          3
      Description of the Pipeline System...........................................          4
      Description of the Truck Loading Terminals...................................          5
      Maintenance..................................................................          5
      Competition and Business Considerations......................................          5
      Regulation...................................................................          6
      Employees....................................................................          7
Item 3. Legal Proceedings..........................................................          8
Item 4. Submission of Matters to a Vote of Security Holders........................         12

                                    PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters......         12
Item 6. Selected Financial Data....................................................         12
Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............................         13
Item 8. Financial Statements and Supplementary Data................................         19
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.......................................         19

                                    PART III
Item 10. Directors and Executive Officers of the Registrant........................         19
Item 11. Executive Compensation....................................................         21
Item 12. Security Ownership of Certain Beneficial Owners and Management............         21
Item 13. Certain Relationships and Related Transactions............................         21

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........         22
Signatures.........................................................................         24

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

GENERAL
Santa Fe Pacific Pipeline Partners, L.P. (the "Registrant") is a Delaware limited partnership formed in 1988 to acquire and operate, through SFPP, L.P., formerly Southern Pacific Pipe Lines Partnership, L.P. (the "Operating Partnership"), the refined petroleum products pipeline business of Santa Fe Pacific Corporation ("Santa Fe"). The Registrant and the Operating Partnership are collectively referred to as the "Partnership".

Santa Fe Pacific Pipelines, Inc. (the "General Partner"), a wholly owned subsidiary of SFP Pipeline Holdings, Inc., which is in turn a wholly owned subsidiary of Santa Fe, owns a 1% general partnership interest in the Registrant and a 1% general partnership interest in the Operating Partnership. In its capacities as general partner of both the Registrant and the Operating Partnership, the General Partner also manages their operations. The General Partner also owns 8,148,148 common depositary units ("common units"), representing a 41.7% limited partner interest in the Registrant. Reference is made to Item 12 of this Report concerning a potential change in control of Santa Fe. Public ownership in the Registrant, represented by 11,000,000 publicly traded common units, is 56.3%.

Prior to December 31, 1993, holders of the 11,000,000 publicly traded units (at that time denominated as "preference units") were entitled to certain preferences with respect to cash distributions. With the Partnership having met certain financial criteria as of December 31, 1993, all limited partner interests have equivalent rights with respect to cash distributions and, during 1994, the 11,000,000 preference units were redenominated and registered as common units.

The Partnership is one of the largest independent pipeline common carriers of refined petroleum products ("products") in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states.

The Partnership transports products via pipeline, including gasoline, diesel fuel and commercial and military jet fuel, primarily for major petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 44 customer-owned terminals, three commercial airports, and 11 military bases. The Partnership's pipelines (collectively, the "Pipeline System") are: (1) the South Line, which is composed of two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson, Phoenix and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon, and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles to San Diego, California and various intermediate points. Substantially all of the Pipeline System's transportation services constitute common carrier operations that are subject to federal or state tariff regulation.

The following table reflects the total volumes and barrel miles of products delivered by the Pipeline System for each of the years indicated:


                                      Total Volumes and Barrel Miles Transported (a)
                               -------------------------------------------------------------
                                       1994                1993                 1992
                               -------------------- -------------------- -------------------
                                            Barrel              Barrel               Barrel
                                 Volume     Miles    Volume     Miles     Volume     Miles
                               ----------  -------- --------  ---------- --------  ---------
  South Line
    West Line (b)............     118.9     22,151    112.0     21,214     101.5     17,163
    East Line ...............      25.3      8,819     20.7      7,188      26.6      9,674
  North Line ................     152.3     12,545    149.0     12,891     145.4     12,648
  Oregon Line ...............      13.6      1,525     12.2      1,373      12.8      1,424
  San Diego Line (b).........      39.7      4,030     38.8      3,913      37.1      3,903
                               ----------  -------- --------  ---------- --------  ---------
    Total ...................     349.8     49,070    332.7     46,579     323.4     44,812
                               ==========  ======== ========  ========== ========  =========

   (a) Volumes are expressed in millions of barrels of products and barrel miles are shown in millions. A barrel mile is the movement of a barrel of product for a distance of one mile.

   (b) Product volumes delivered through the West Line to the San Diego Line are in turn delivered through the San Diego Line to the shipper's ultimate destination for such volumes. This table reflects such volumes only in the San Diego Line, from which ultimate delivery is made.

Although the mix of the products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariffs charged for transportation do not vary for different product types. The following table sets forth the volumes of gasoline, jet fuels and diesel fuel transported by the Pipeline System during the years indicated (in millions of barrels):

                                                     Volumes Delivered by Product Type
                                                   -------------------------------------
                                                      1994         1993         1992
                                                   ----------    ---------    ----------
          Gasoline ..............................      225.5        219.6        211.2
          Diesel fuel ...........................       67.3         59.1         56.0
          Jet fuels .............................       57.0         54.0         56.2
                                                   ----------    ---------    ----------
               Total ............................      349.8        332.7        323.4
                                                   ==========    =========    ==========

MARKETS AND PRODUCT DEMAND
The Partnership currently serves approximately 75 shippers in the products market, with the largest customers consisting of major petroleum companies, independent refiners, the United States military, and marketers and distributors of products. The volume of products transported in the Pipeline System is directly affected by demand for such products in the geographic regions served by the Partnership. Such market demand varies based upon the different end uses to which the products delivered through the Pipeline System may be applied. A substantial portion of product volumes transported in the Pipeline System is gasoline, the demand for which is dependent on such factors as prevailing economic conditions and demographic changes in the market served by the Pipeline System, competition in certain markets and, to a lesser degree, product prices. Portions of the Partnership's business can experience seasonal variations; overall, however, volumes are only moderately seasonal, with lower than average volumes being transported during the first and fourth quarters of each year.

PRINCIPAL CUSTOMERS
Of the approximately 75 shippers served by the Partnership on a system-wide basis in 1994, the largest shippers on each of the pipeline segments were generally the same entities. The chart below reflects the percentage of transportation revenues attributable to the top 10 shippers on the South Line, North Line, Oregon Line and San Diego Line during each of the periods indicated, based upon total product volumes shipped during the years indicated.

                                                                   Revenue Percentage
                                                             Attributable to Top 10 Shippers
                                                         ---------------------------------------
                                                            1994           1993          1992
                                                         -----------   -----------   -----------
          South Line
            West Line ...............................         84%            85%           93%
            East Line ..............................          95             90            93
          North Line ................................         80             81            85
          Oregon Line ..............................          99             98            98
          San Diego Line ............................         92             93            92

Between 72% and 75% of the refined petroleum products transported in the Pipeline System during each of the calendar years 1992 through 1994 were shipped by major petroleum companies. Partnership revenues received from two major petroleum companies exceeded 10% of total 1994 revenues and, individually, accounted for 16.1% and 12.4% of total operating revenues. In 1993, these two customers accounted for 16.9% and 12.9%, and a third customer accounted for 10.2%, of total operating revenues. In 1992, these same customers accounted for 17.1%, 13.7% and 10.8% of total operating revenues.

Products delivered to military facilities accounted for 4.8%, 4.6% and 5.3% of total volumes shipped by the Partnership during 1994, 1993 and 1992, respectively. Military volumes are dependent on the level of activity at military bases served by the Pipeline System. Since 1991, the United States Congress has approved, and may continue to approve, ongoing plans to reduce the overall level of military activity. As of yearend 1994, three military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur, with the level of activity decreased at certain bases and increased at others.

CAPITAL EXPENDITURES
For the year ended December 31, 1994, Partnership capital expenditures aggregated $17.9 million, of which approximately $3 million was used for revenue-generating projects, and the balance for sustaining projects. The planned 1995 capital program aggregates approximately $32 million, of which approximately $14 million is planned for income-enhancing projects, with the balance expected to be invested in sustaining projects. The Partnership presently anticipates that ongoing capital expenditures will aggregate approximately $25 to $30 million per year over the next five years, however, additional facility improvements, pipeline expansions or acquisitions may be pursued under certain circumstances. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

DESCRIPTION OF THE PIPELINE SYSTEM

The SOUTH LINE consists of two pipeline segments, the West Line and the East
Line:

The WEST LINE consists of approximately 555 miles of primary pipeline and currently transports products for approximately 50 shippers from eight refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. In 1994, 1993 and 1992, the West Line transported averages of 326,000, 307,000 and 278,000 barrels per day, respectively, of which averages of 104,000, 100,000 and 78,000 barrels per day, respectively, were delivered to Phoenix and Tucson. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to Calnev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

The EAST LINE is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from two refineries in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa, Texas and Artesia, New Mexico. The East Line transports refined petroleum products for approximately 20 shippers. In 1994, 1993 and 1992, the East Line transported averages of 69,000, 57,000 and 73,000 barrels per day, respectively, of refined petroleum products, of which averages of 34,000, 27,000 and 38,000 barrels per day, respectively, were delivered to Phoenix. The East Line serves the Partnership's terminals located in Tucson and Phoenix.

In August 1992, the second phase of the East Line expansion became operational and increased the daily pumping capacity between El Paso and Tucson from 67,000 barrels to 95,000 barrels, and increased daily pumping capacity from Tucson to Phoenix from 25,000 barrels to 55,000 barrels. In October 1992, El Paso Refinery, L.P. filed a petition for reorganization under the federal bankruptcy laws and its refinery was shut down until the third quarter of 1993, when the refinery began operating again at a reduced level under new ownership. During 1994, East Line deliveries increased over 1993 levels largely as the result of this refinery operating for the entire year. While increased movements into the Arizona market from El Paso displace higher tariff volumes supplied from Los Angeles on the West Line, such shift of supply sourcing has not had, and is not expected to have, a material effect on the Partnership's results of operations.

In December 1993, Diamond Shamrock announced plans to construct a new products pipeline from its refinery near Dumas, Texas to El Paso. In addition to supplying its El Paso area demand, Diamond Shamrock plans to connect this pipeline to the Partnership's East Line for potential deliveries to Tucson and Phoenix. Completion of the project is anticipated in 1995.

The NORTH LINE of the Pipeline System consists of approximately 1,040 miles of pipeline in six pipeline segments originating in Richmond, Concord and Bakersfield, California. This line serves Partnership terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The North Line delivers refined petroleum products for approximately 40 shippers. A substantial portion of the products delivered through the North Line comes from refineries in the San Francisco Bay area. A small percentage of supply is received from various pipeline and marine terminals that deliver products from foreign and domestic ports. Substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line are supplied by a refinery located in Bakersfield.

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

DESCRIPTION OF THE TRUCK LOADING TERMINALS
The Partnership's operations include 14 truck loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line where deliveries are made. These terminals furnish short-term product storage, truck loading and ancillary services, such as vapor recovery, additive injection, oxygenate blending, and quality control. The truck loading capacity of the terminals ranges from two to 12 trucks at a time. Approximately 129 million, 128 million and 128 million barrels of products were delivered to commercial customers at such terminals during 1994, 1993 and 1992, respectively, resulting in Partnership storage and terminaling revenues of $33.8 million, $33.5 million and $30.1 million during such years, respectively.

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

MAINTENANCE
To prolong the useful life of the Pipeline System and terminals, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent corrosion, periodic internal inspection of the Pipeline System and weekly patrols of the Pipeline System rights-of-way. The Pipeline System is patrolled at regular intervals to identify excavation or other activities by third parties which, if left unchecked, could result in damage to the pipeline.

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

COMPETITION AND BUSINESS CONSIDERATIONS
The Partnership conducts its operations without the benefit of exclusive franchises from government entities. In addition, the Partnership provides common carrier transportation services through the

Pipeline System at posted tariffs, and, in virtually all cases, without long-term contracts for transportation service with its customers. Demand for transportation services in the Pipeline System arises, ultimately, from demand for refined petroleum products in the geographic regions it serves. This demand is primarily a function of total and per capita fuel consumption, prevailing economic and demographic conditions, alternate modes of transportation, alternate product sources and, to a lesser extent, price.

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

For more than ten years, an individual entrepreneur has attempted to gain investor support for a petroleum products refinery in the Phoenix area. Because of the risk of this venture, and the large investment required, this project has never been fully developed. In September 1994, The Williams Companies, Inc. ("Williams") announced that a subsidiary company had been given approval to conduct detailed engineering and marketing analyses as part of a project that could lead to the construction and operation of a 50,000 barrel-per-day oil refinery near Phoenix, Arizona. The Williams proposal apparently contemplated utilizing the refinery site and permits held by the entrepreneur. However, in January 1995, Williams announced that it was canceling its participation in the project, citing, among other things, higher than anticipated construction costs and its inability to identify an experienced refiner-partner. Williams stated that it would not reconsider its decision at a future date. Subsequently, the entrepreneur has stated that there are other parties interested in pursuing the refinery project, however none have publicly announced such interest. Should such a refinery be constructed, the Partnership's throughput on the South Line would be negatively affected, however, it is possible that a portion of any revenue reduction could be recovered through rate increases.

REGULATION

Tariff Regulation
Substantially all of the Partnership's pipeline operations are common carrier operations that are subject to federal or state rate regulation.

The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under the Interstate Commerce Act which requires, among other things, that petroleum product pipeline rates be "just and reasonable" and nondiscriminatory. In general, the FERC has evaluated the justness and reasonableness of petroleum product pipeline rates under a "cost of service" approach that permits a pipeline to establish its tariffs, based on projected volumes, at levels sufficient to recover its cost of service. Under this approach, a pipeline's cost of service includes the following components: (a) operating expenses, (b) depreciation and amortization, (c) federal and state income taxes and (d) an overall allowed rate of return on the pipeline's "rate base." Generally, rate base is a measure of the investment in, and value of, the common carrier assets of a petroleum products pipeline.

Under a "trended original cost" ("TOC") methodology adopted by the FERC in 1985 for establishing a liquid petroleum pipeline's tariffs, after a starting rate base has been determined, a pipeline's rate base is to be (i) increased by an amount equal to the equity portion of the rate base multiplied or "trended" by an inflation factor, (ii) increased by property additions at cost and (iii) decreased by property retirements, depreciation and amortization of the rate base write-ups reflecting inflation. A petroleum product pipeline's capital structure (i.e., the relative proportions of debt and equity in its total capitalization) affects (i) its starting rate base, (ii) the proportion of the rate base that is trended to reflect inflation under the TOC methodology and
(iii) other factors that bear on the determination of just and reasonable pipeline rates.

The TOC methodology is subject to clarification and reconsideration in individual cases and leaves many issues, including the appropriate rate of return, for determination on a case-by-case basis. Alternatively, pipelines that can demonstrate that they operate in competitive markets may be allowed to establish tariffs under a less stringent form of "light-handed" rate regulation.

Intrastate common carrier operations of the Pipeline System in California are subject to regulation by the California Public Utilities Commission ("CPUC") under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by the Partnership with the CPUC have been made on the basis of revenues, expenses and investments allocated as applicable to the intrastate portion of the Partnership's business. In this regard, the operations of the San Diego Line are wholly intrastate and the operations of certain portions of the North and South Lines are intrastate.

Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors, including changes in capitalization, can affect the rates of return permitted by the CPUC and certain other issues similar to those which have arisen with respect to the Partnership's FERC regulated rates could also arise with respect to the Partnership's intrastate rates.

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

EMPLOYEES
The Partnership does not have any employees, officers or directors. The General Partner is responsible for management and operation of the Partnership. As of December 31, 1994, regular, full-time employees of the General Partner numbered 429.

ITEM 3. LEGAL PROCEEDINGS.

EAST LINE LITIGATION AND FERC PROCEEDING
In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso") filed separate, though similar, civil lawsuits against the Partnership arising from the Partnership's alleged failure to provide additional pipeline capacity to Phoenix and Tucson, Arizona from El Paso, Texas. The Navajo action also sought an injunction to prohibit the Partnership from reversing the direction of flow (from westbound to eastbound) of its six-inch diameter pipeline between Phoenix and Tucson. In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the six-inch pipeline and challenging the Partnership's proration policy as well as the Partnership's existing East Line tariffs.

FERC PROCEEDING
- ---------------
On September 29, 1992, the FERC's Oil Pipeline Board ordered an investigation into the issues raised in the El Paso filing and, on October 19, 1992, the FERC assigned an administrative law judge to the case. The FERC ruled in April 1993, and has subsequently confirmed on rehearing, that the challenges to proration, line reversal and East Line tariffs must proceed under a complaint proceeding. That ruling expressly places the burden of proof on the complaining parties, who must show that the Partnership's rates and practices there at issue violate the requirements of the Interstate Commerce Act.

In August 1993, Chevron U.S.A. Products Company ("Chevron") filed a complaint with the FERC challenging the Partnership's West Line tariffs and claiming that a service charge at the Partnership's Watson Station is in violation of the Interstate Commerce Act. In September 1993, the FERC ruled that the Partnership's West Line tariffs are deemed "just and reasonable" under the Energy Policy Act of 1992 ("EPACT") and may only be challenged on the basis of "changed circumstances" and consolidated the various outstanding matters into a single proceeding. Navajo, which, under a 1985 FERC rate case settlement, had been prohibited from challenging the Partnership's rates until November 1993, filed a complaint against certain East Line and West Line rates in December 1993. ARCO Products Company ("ARCO") and Texaco Refining and Marketing Inc. ("Texaco") filed their own complaint challenging certain West Line rates in January 1994. Refinery Holding Company, L.P., a partnership formed by El Paso's long-term, secured creditors that purchased El Paso's refinery in May 1993 is the only other major outside party to the FERC proceeding.

On April 20, 1994, the FERC ruled that, because of Navajo's complaint against certain West Line rates, certain other parties seeking to challenge West Line rates would not need to demonstrate "changed circumstances" in order to do so. However, the Partnership requested reconsideration of that portion of the ruling pertaining to parties other than Navajo and, on July 20, 1994, the FERC reversed a portion of the April 20, 1994 ruling, reaffirming that, other than with respect to Navajo, the Partnership's West Line rates are deemed just and reasonable under the provisions of EPACT. Accordingly, any shipper other than Navajo that wishes to challenge the Partnership's West Line rates will need to demonstrate "changed circumstances." On September 16, 1994, the FERC denied certain other parties' request for a rehearing of the July 20, 1994 ruling. On December 12, 1994, ARCO, Texaco and Chevron filed testimony in which they sought to demonstrate the required "changed circumstances" in order to challenge the Partnership's West Line rates. ARCO and Texaco have also sought review by the United States Court of Appeals for the District of Columbia of the FERC's rulings on the "grandfathering" of the West Line rates under EPACT.

At the direction of the FERC Administrative Law Judge, on February 14, 1994, the Partnership submitted to the parties to the FERC proceeding a cost and revenue study for its South Line, detailing unadjusted rate base, operating expenses and revenues for the calendar year 1993.

On June 24, 1994, the complainants filed their cases-in-chief with the FERC, seeking refunds for shipments between 1990 and 1993 aggregating in the range of $15 million to $20 million, as well as tariff rate reductions of between 40% and 50% for future shipments. Three sets of joint testimony were filed, one by Chevron and Navajo, a second by El Paso and Refinery Holding Company, L.P., and a third by ARCO and Texaco. While each set of testimony was different in certain respects, the claims for relief are generally based on cost of service calculations developed from the detailed information included in the Partnership's cost and revenue study, but with the complainants applying different rate-making methodologies than the Partnership believes to be appropriate.

On August 17, 1994, the FERC Staff submitted its case-in-chief in the FERC proceeding, in which the FERC Staff also developed costs of service for the Partnership's East and West Lines based on adjusted 1993 operating costs, but did not present testimony concerning reparations or specific tariff rate reductions. On January 30, 1995 and March 6, 1995, the FERC Staff filed exhibits modifying its original presentation in certain respects. In a number of respects, the FERC Staff has employed rate-making methodologies that were generally similar to those presented by the complainants. In their testimony, both the FERC Staff and several complainants, among other things, argue against the Partnership's entitlement to an income tax allowance in its cost of service. The FERC Staff and several complainants utilize the Partnership's capital structure at the time of its formation in December 1988, or a hypothetical capital structure, for the purpose of establishing the Partnership's 1985 starting rate base under FERC Order 154-B. In addition, the FERC Staff and complainants generally excluded the majority of the Partnership's civil and regulatory litigation expense from their cost of service calculations. Each of these positions is detrimental to the Partnership's existing rate structure and, if adopted by the FERC in a final decision, would result in a substantial payment of reparations and reduction of existing rates.

While recognizing that FERC rate-making methodology is subject to interpretation and leaves certain issues for determination on a case-by-case basis, Partnership management believes that certain of the positions taken by the complainants and the FERC Staff in their testimony are contrary to existing FERC precedent. For example, the entitlement of a pipeline partnership to include an allowance for income taxes in its cost of service has recently been ruled upon favorably by the FERC Administrative Law Judge in the Lakehead Pipe Line Company, Limited Partnership rate case; that ruling is presently on appeal before the FERC. The Partnership's rates being challenged in the FERC proceeding were established pursuant to FERC-approved settlements resolving a prior rate proceeding and have not been changed since 1991, when they were adjusted in accordance with those agreements. The Partnership continues to believe that its rates and practices are lawful under FERC precedent and will continue its vigorous defense of that position. However, because of the complexity of the issues involved and the nature of FERC rate-making methodology, it is possible that the rates at issue in the FERC proceeding will not ultimately be found just and reasonable. If the FERC were to deny the Partnership's entitlement to an allowance for income taxes in its cost of service, or otherwise reach adverse decisions on certain other key issues in the proceeding which result in significant reparations being paid and a significant reduction in the Partnership's current tariffs, such adverse outcome could have a material adverse effect on the Partnership's results of operations, financial condition and ability to maintain its current quarterly cash distribution.

The present procedural schedule calls for the Partnership to submit its case-in-chief in response to the shippers' and FERC Staff's testimony on April 4, 1995 and for hearings to commence before a FERC Administrative Law Judge in October 1995.

EAST LINE CIVIL LITIGATION
- --------------------------
The civil actions brought by Navajo and El Paso ("El Paso Refining, Inc., and El Paso Refinery, L.P. v. Santa Fe Pacific Pipelines, Inc. and Santa Fe Pacific Pipeline Partners, L.P.", No. 92-9144, County Court No. 5, El Paso County) were filed in New Mexico and Texas, respectively, seeking actual, punitive and consequential damages arising from the Partnership's alleged failure to provide additional pipeline capacity to Phoenix and Tucson from El Paso. The Navajo action also sought an injunction to prohibit the Partnership from reversing the direction of flow (from westbound to eastbound) of its six-inch diameter pipeline between Phoenix and Tucson, which was planned to occur, and did occur, during the third quarter of 1992 upon completion of the second phase of the East Line expansion. This six-inch pipeline had previously flowed from Phoenix to Tucson but was temporarily reversed, in August 1991, to accommodate East Line shipments to Phoenix during the Partnership's expansion of the eight-inch diameter pipeline that flows from Tucson to Phoenix. Generally, the lawsuits allege that the refiners proceeded with significant refinery expansions under the belief that the Partnership would provide whatever pipeline capacity was required to transport their product into Arizona, and that they were damaged by their inability to ship additional volumes into that highly competitive market. This belief of Navajo and El Paso was purportedly obtained from oral representations by General Partner personnel and from language contained in a January 1989 settlement agreement with Navajo, relating to a 1985 FERC rate case.

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

El Paso's August 1992 civil action, as amended, claims unspecified actual damages, which appear to include the $190 million cost of its refinery expansion, plus punitive and consequential damages. In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations. In November 1993, the El Paso bankruptcy was converted from a Chapter 11 to a Chapter 7 proceeding, and an interim trustee was appointed. In February 1994, a permanent trustee and a new judge were named to handle these proceedings. During 1994, the bankruptcy trustee for El Paso retained legal counsel for purposes of pursuing this litigation. In addition, initial rounds of discovery were conducted by both parties in late-1994 and early-1995. Should the action proceed to trial, it is anticipated that such trial would begin in early to mid-1996, however, to date, there have been no hearings before the court and there is no pre-trial schedule. The Partnership intends to vigorously defend itself in this action.

ENVIRONMENTAL MATTERS
The Partnership is, from time to time, subject to environmental clean up and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Since August 1991, the Partnership, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental

Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is also involved in six ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board at, or adjacent to, its facilities at Colton, Concord, Mission Valley, Brisbane, San Jose and West Sacramento, California.

The investigation and remediation at the Sparks terminal is also the subject of a lawsuit brought in January 1991 entitled "Nevada Division of Environmental Protection v. Santa Fe Pacific Pipelines, Inc., Southern Pacific Transportation Company, Shell Oil Company, Time Oil Company, Berry-Hinckley Terminal, Inc., Chevron U.S.A., Inc., Texaco Refining and Marketing, Inc., Air BP, a division of BP Oil, Unocal Corporation, and Golden Gate Petroleum Company", Case No. CV91-546, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe. This lawsuit was subsequently joined by the County of Washoe Health District and the City of Sparks, Nevada. The various parties seek remediation of the contamination at and adjacent to the Sparks terminal as well as unspecified, but potentially significant, damages and statutory penalties.

In addition, the Partnership was named as one of the defendants in a number of other lawsuits brought by property owners seeking unspecified, but potentially substantial, damages for alleged property value diminishment attributable to soil or groundwater contamination arising from the defendants' operations.

In October 1994, the Second Judicial District Court ruled that all of the outstanding cases against the respondent group, including the state, county, city and property owner cases, shall be consolidated for trial purposes. In February 1995, the Court established a procedural schedule which calls for the trial to commence in January 1996. The Partnership is vigorously defending itself in these actions, although it will continue to pursue settlement discussions to reduce the costs and uncertainties of extended litigation.

With respect to the Sparks remediation, in September 1992, the EPA approved the respondents' remediation plan and an estimate of remediation costs was made in accordance with that plan. As a result, the Partnership recorded a $10 million provision for environmental costs in the third quarter of 1992 which included the Partnership's estimated share of remediation costs at Sparks and at two other facilities. A contractor has been selected for the installation of the remediation system. In January 1995, system design, engineering and permitting activities began, and it is expected that the system will be operational by September 1995. A Joint Defense, Mediation and Arbitration Agreement Among Defendants has been reached by the ten participants, which establishes cost allocation percentages among the participants.

As previously reported, in 1993, the EPA issued a Notice of Violations to the Partnership associated with an oxygenate blending equipment malfunction at the Partnership's Phoenix terminal. During the fourth quarter of 1994, the Partnership agreed to pay the EPA a fine of $300,000 arising from this Notice of Violations.

Reference is made to Note 4 to the Partnership's consolidated financial statements, beginning on page F-9 of this Report, for additional discussion of these matters.

OTHER
The Partnership is also party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these legal actions cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, when finally resolved, will have a material adverse effect on the consolidated financial condition of the Partnership; nevertheless, it is possible that the Partnership's results of operations, in particular quarterly or annual periods, could be materially affected by the ultimate resolution of these matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 1994.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Information as to the principal markets on which the Registrant's common units are traded, the high and low sales prices of such units and distributions declared on such units for the two years ended December 31, 1994, and the approximate number of record holders of such units is set forth in Note 8 to the Partnership's consolidated financial statements on page F-15 of this Report.

Prior to December 31, 1993, holders of the 11,000,000 publicly traded units (at that time denominated as "preference units") were entitled to certain preferences with respect to cash distributions. With the Partnership having met certain financial criteria as of December 31, 1993, all limited partner interests have equivalent rights with respect to cash distributions and, during 1994, the 11,000,000 preference units were redenominated and registered as common units.


ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth, for the periods and at the dates indicated, selected consolidated financial data for the Partnership:

                                                                         Year ended December 31,
                                                          ------------------------------------------------------
(in thousands, except per unit data)                         1990       1991        1992       1993       1994
                                                          ---------- ----------  ---------  ---------  ---------
INCOME STATEMENT DATA:
Total revenues .........................................  $ 192,868  $ 193,438   $ 205,025  $ 219,471  $ 228,066
Operating expenses (excluding
  depreciation & amortization) (a)......................     78,110     80,775      95,340    122,178     97,199
Depreciation & amortization ............................     15,884     16,834      18,327     18,971     19,820
Operating income .......................................     98,874     95,829      91,358     78,322    111,047
Interest expense .......................................     37,327     36,924      36,937     37,086     37,570
Income before cumulative
  effect of accounting change (b).......................     63,560     60,604      54,118     41,616     76,885
Cumulative effect of accounting change .................         --         --     (16,407)        --         --
Net income ............................................   $  63,560  $  60,604     $37,711  $  41,616  $  76,885

                                                               Year ended December 31,
                                                 -------------------------------------------------
(in thousands, except per unit data)               1990      1991      1992      1993      1994
                                                 --------- --------- --------- --------- ---------
PER UNIT DATA:
Income before cumulative
  effect of accounting change .................. $   3.28  $   3.10  $   2.77  $   2.13  $   3.93
Cumulative effect of accounting change .........       --        --     (0.84)       --        --
Net income .....................................     3.28      3.10      1.93      2.13      3.93
Cash distributions paid ........................     2.50      2.70      2.80      2.80      2.80
Cash distributions declared ....................     2.55      2.75      2.80      2.80      2.80

CAPITAL EXPENDITURES............................ $ 29,236  $ 27,715  $ 30,931  $ 21,084  $ 17,913

BALANCE SHEET DATA (AT YEAR END):
Properties, plant and equipment, net............ $598,021  $605,461  $618,098  $616,610  $613,039
Total assets....................................  665,177   677,480   684,852   696,980   714,772
Long-term debt .................................  355,000   355,000   355,000   355,000   355,000
Total partners' capital ........................  288,092   296,075   279,010   265,851   287,961

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

1994 COMPARED WITH 1993
- -----------------------
The Partnership reported 1994 net income of $76.9 million, or $3.93 per unit, compared to net income of $41.6 million, or $2.13 per unit, in 1993. Results of operations included a $3.1 million credit in 1994 resulting from changes in eligibility requirements for postretirement medical benefits and, in 1993, provisions for environmental and litigation costs aggregating $27.0 million. Excluding the 1994 credit and the 1993 provisions, adjusted 1994 net income of $73.9 million, or $3.78 per unit, was 8.5% higher than adjusted net income of $68.1 million, or $3.48 per unit, in 1993.

Total 1994 revenues of $228.1 million were 4% above 1993 levels. Trunk revenues of $179.3 million were $7.5 million higher than in 1993 primarily due to 5% growth in total volumes transported. Commercial and military volumes were 5% and 9% higher, respectively, than in 1993, and the average length of haul was even. Despite the higher volumes, storage and terminaling revenues were even with 1993. Other revenues increased $1.1 million due to higher tank rentals and new terminal services.

Total operating expenses of $117.0 million were $24.1 million lower than in 1993, due largely to the 1993 provisions for environmental and litigation costs aggregating $27.0 million. Excluding the 1993 provisions, operating expenses would have been $2.9 million, or 2.5%, higher than in 1993, with higher power cost ($1.8 million), facilities cost ($1.7 million), depreciation and amortization ($0.8 million) and general and administrative expenses ($0.4 million), partially offset by lower field operating expenses ($1.8 million), accounting for that increase. The increase in power cost resulted from higher volumes, increased power rates and greater use of drag reducing agent to increase pipeline capacity on selected routes. Facilities costs increased as a result of higher right-of-way rentals and property taxes. General and administrative expense increased less than 2% as the net result of higher general legal expense and reduced overhead recoveries on recollectible projects for customers or governmental agencies, largely offset by lower East Line litigation, employee incentive compensation and information services costs. The decrease in field operating expenses is largely attributable to nonrecurring 1993 pipeline inspection costs associated with the potential conversion of one of the Partnership's pipelines to crude oil service and generally lower major maintenance expense. Excluding the 1993 provisions, environmental remediation and East Line litigation costs recorded as operating expense aggregated $3.8 million and $6.2 million in 1994 and 1993, respectively.

Other income, net increased significantly in 1994 as the result of a $3.1 million gain resulting from changes in eligibility requirements for postretirement medical benefits and higher interest income in 1994.

1993 COMPARED WITH 1992
- -----------------------
The Partnership reported 1993 net income of $41.6 million, or $2.13 per unit, compared to net income of $37.7 million, or $1.93 per unit, in 1992, with the variance due largely to the effects of environmental and litigation provisions and a 1992 accounting change. Excluding the effects of provisions for environmental and litigation costs aggregating $27 million in 1993 and a $10 million provision for environmental costs in 1992, 1993 net income would have been $68.1 million, or $3.48 per unit, compared to net income of $63.9 million, or $3.27 per unit, before the cumulative effect of an accounting change in 1992.

Total 1993 revenues of $219.5 million were 7% above prior year levels. Trunk revenues of $171.8 million were $10.7 million higher than in 1992 due to higher volumes, a longer average length of haul, a favorable shift of volumes from the East Line to the West Line and the full year effect in 1993 of a May 1992 California intrastate tariff increase. Total volumes transported increased 3% in 1993, with commercial volumes 3.6% higher, and military volumes approximately 10% lower, than in 1992. The longer average haul reflects increased deliveries to Arizona and Nevada, as well as increased deliveries to Tucson from Los Angeles as a result of reduced supply from El Paso refineries in 1993. The refinery formerly owned by El Paso Refinery, L.P., which had been out of service since that company entered bankruptcy in October 1992, began operating at a reduced level during the third quarter of 1993. Management expected that a portion of this refinery's production would continue to be shipped to Arizona, resulting in a shift of certain volumes from the West Line back to the East Line, which did occur in 1994. Storage and terminaling revenues were $3.2 million higher due to a January 1993 terminal services rate increase. Other revenues increased $0.5 million due to higher volumes.

Total 1993 operating expenses of $141.1 million included a $15.0 million provision to increase the Partnership's existing reserve for environmental remediation and investigation costs and a $12.0 million provision to reflect anticipated legal fees and other costs related to certain East Line civil litigation as well as a related Federal Energy Regulatory Commission ("FERC") proceeding. Total 1992 operating expenses of $113.7 million included a $10.0 million provision for environmental remediation costs. Excluding the environmental and litigation provisions, 1993 operating expenses of $114.1 million were $10.5 million, or 10%, higher than in 1992, with higher field operating expenses ($5.4 million), general and administrative expenses ($3.0 million), power cost ($0.8 million), facilities costs ($0.7 million) and depreciation and amortization ($0.6 million) accounting for that increase. The increase in field operating expenses is largely attributable to higher major maintenance costs due to preventative pipeline repairs associated with the Partnership's ongoing internal inspection program and flood damage repairs, partially offset by lower environmental remediation costs subsequent to recording the $15.0 million provision in September 1993. Also contributing to higher field operating expenses were $1.5 million in pipeline inspection costs associated with the potential conversion of one of the Partnership's pipelines to crude oil service, greater usage of drag reducing agent to increase capacity on certain lines and higher salary costs. The increase in general and administrative expense is largely attributable to higher outside legal and consulting costs associated with the East Line civil litigation and FERC proceeding that were incurred prior to recording the $12.0 million litigation provision in September 1993. The increase in power cost reflects increased volumes and length of haul. The increase in facilities costs primarily resulted from higher right-of-way rentals and property taxes. This increase in property taxes and the increase in depreciation and amortization expense resulted from the Partnership's expanding capital asset and software base.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 1994, cash flow from operations before working capital and minority interest adjustments totaled $92.1 million, compared to $82.8 million in 1993. Working capital cash requirements increased $3.7 million in 1994 due to timing differences in collection of accounts receivable and payment of accrued obligations. Significant uses of cash in 1994 included cash distributions of $55.9 million and capital expenditures of $17.9 million, resulting in a net increase in cash and cash equivalents of $16.8 million for the year. Total cash and cash equivalents of $48.9 million at December 31, 1994 included $14.0 million for the fourth quarter 1994 cash distribution, which was paid in February 1995.

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

For the year ended December 31, 1994, Partnership capital expenditures aggregated $17.9 million. Capital expenditures for environmental and safety projects included additions and modifications to storage tanks and vapor recovery systems to comply with more stringent regulations, oily water handling facilities and fire protection improvements. Such expenditures aggregated approximately $5 million in 1994 and are expected to increase over time in response to increasingly rigorous governmental environmental and safety standards.

The planned 1995 capital program aggregates approximately $32 million, of which approximately $14 million is planned for income-enhancing projects, with the balance expected to be invested in sustaining projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $25 to $30 million per year over the next five years, however additional facility improvements, pipeline expansions or acquisitions may be pursued under certain circumstances.

The Partnership is currently investigating the feasibility of providing pipeline service from the San Francisco Bay area to Colton, California by expanding existing capacity on its North Line and building a new line between Fresno and Colton. The total investment in this project could exceed $100 million, depending on the pipeline capacity and routing selected. If sufficient shipper throughput commitments are obtained and project approval is received in early 1995, the new pipeline could be in service by late 1996.

The Partnership expects that it will generally finance its ongoing capital program with internally-generated funds, however the Partnership may use borrowed funds or proceeds from additional equity offerings to finance a portion of significant capital expenditures such as the pipeline project that may be undertaken to link Northern and Southern California. Future capital expenditures will continue to depend on numerous factors, some of which are beyond the Partnership's control, including demand for refined petroleum products in the pipeline system's market areas, governmental regulations and the availability of sufficient funds from operations to pay for such expenditures.

Due to the capital-intensive nature of the Partnership's business, inflation generally causes an understatement of operating expenses because depreciation is based on the historical costs of assets rather than the replacement costs of assets.

Long-term debt aggregated $355 million at December 31, 1994 and consisted of $344 million of First Mortgage Notes (the "Notes") and an $11 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.

OTHER MATTERS

RATE REGULATION
The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC"). Intrastate common carrier operations in California are subject to regulation by the California Public Utilities Commission ("CPUC"). In 1994, tariffs subject to FERC and CPUC regulation accounted for approximately 55% and 45% of total transportation revenues, respectively.

In 1985, the FERC adopted a cost-based methodology for establishing allowable rates for liquid petroleum pipelines, however this methodology continues to be subject to clarification in individual cases and leaves many issues for determination on a case-by-case basis. In July 1994, the FERC issued Order 561-A establishing a new rate-making methodology that allows oil pipelines to adjust their transportation tariffs as long as those rates do not exceed prescribed ceiling levels determined by reference to annual changes in the Producer Price Index for Finished Goods, minus one percent. The FERC Order, which became effective January 1, 1995, allows pipelines to apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. The FERC also recently issued Order 572-A, effective January 1, 1995, which allows carriers that can demonstrate that they do not have significant market power in the relevant markets served to establish market-based rates in those markets. The access to cost-based and market-based rates is significant because the Partnership believes the index selected by the FERC does not adequately reflect historical cost of service increases and, accordingly, the Partnership may need to pursue cost-based or market-based tariff adjustments in future rate filings. The Partnership does not expect that interstate tariff indexing will result in a significant increase in trunk revenues in 1995.

EAST LINE LITIGATION AND FERC PROCEEDING
Certain of the Partnership's shippers have filed civil suits and initiated a FERC proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on the East and West Lines are excessive. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages.

During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which reflects the terms of settlement of one of the civil actions as well as anticipated legal fees and other costs related to the FERC proceeding and El Paso's civil action. Subsequently, lesser amounts of such litigation costs have, from time to time, been recorded as current period expense to maintain the reserve at a level deemed adequate.

Management believes that it has acted properly with respect to expansion of the East Line and the direction of flow of the six-inch pipeline from Phoenix to Tucson, Arizona, which are the primary issues in the remaining civil action. Management also believes that the Partnership's current tariffs are just and reasonable and that, so long as certain of the underlying assumptions and interpretations of rate-making methodology made by the Partnership with respect to these tariffs are ruled upon favorably, these tariffs will be upheld should the FERC proceeding progress to its completion. However, because of the nature of the FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC or whether any reparations will be ordered paid to the complainants or any prospective rate reductions will be required. A decision by the FERC which results in significant reparations being paid and a significant reduction in the Partnership's current tariffs could have a material adverse effect on the Partnership's results of operations, financial condition and ability to maintain its current quarterly cash distribution.

ENVIRONMENTAL MATTERS
The Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. The Partnership is presently involved in approximately 45 soil and ground water remediation projects, at and adjacent to various terminal and pipeline locations, either under mandate by government agencies or in the ordinary course of business. In a number of these cleanup projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to an existing condition caused by past operations. Such costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

The Partnership's balance sheet at December 31, 1994 and 1993 includes reserves for environmental costs aggregating $22.7 million and $23.2 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, as well as the cost of performing preliminary environmental investigations at several locations. Approximately 80% of the accrued costs at December 31, 1994 are expected to be paid over the next five years. Certain remediation projects, including the largest project at Sparks, Nevada, are expected to continue for a period of approximately ten years. The environmental reserves are monitored on a regular basis by Partnership management and are adjusted, from time to time, to reflect changing circumstances and estimates. During 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation and related costs and, during 1992, a $10 million provision was recorded for environmental remediation costs at Sparks and two sites in California.

Effective January 1, 1995, the Partnership's pollution insurance coverage was renewed with an increase in the per-occurrence deductible from $100,000 to $1,000,000. The Partnership may attempt to secure coverage with a lower deductible during 1995, however, environmental remediation costs, resulting from any new product releases not covered by insurance, are likely to increase in 1995.

DEMAND FOR REFINED PETROLEUM PRODUCTS
Demand for transportation and terminaling services is principally a function of product consumption and competition in markets served by the pipeline system. Commercial volumes are generally dependent upon such factors as prevailing economic conditions, demographic changes, transportation and terminaling alternatives and, to a lesser degree, product prices. Military volumes are dependent upon the level of activity at military bases served by the Partnership.

Management anticipates that commercial deliveries of refined petroleum products will continue to gradually increase as the economies of Arizona and Nevada continue to grow and as the California economy recovers from the economic downturn that has been apparent since late 1990. Military volumes, which accounted for 5% of total 1994 volumes, showed improvement over 1993 but are not expected to increase over the foreseeable future. As of year end 1994, four military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur.

During 1994, the pipeline systems, on average, operated at approximately 75% of capacity. While capacity utilization on individual system segments generally ranged from 70% to 90% of capacity, the lines from the Los Angeles area to San Diego and Colton, California operated at or near full capacity for a portion of the year.

Overall, volumes have been moderately seasonal, with somewhat lower than average volumes being transported during the first and fourth quarters of each year, although deliveries to specific locations also experience seasonal variations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Partnership's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 27, 1995, are set forth on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The Registrant has no officers, directors or employees. Set forth below is certain information concerning the directors and executive officers of the General Partner.

Edward F. Swift, age 71, is a director of the General Partner, Chairman of the Audit Committee and a member of the Compensation and Benefits Committee and Committee on Directors. He has been a consultant to Lehman Brothers (investment bankers) since 1990 and previously had been an advisory director of Shearson Lehman Hutton, Inc. (investment banker and broker-dealer) since 1988. Mr. Swift is also a director of Santa Fe.

Orval M. Adam, age 64, is a director of the General Partner, Chairman of the Compensation and Benefits Committee and a member of the Audit Committee and Committee on Directors. He retired in January 1991 from his position as Senior Vice President and Chief Financial Officer of Santa Fe, which he held since April 1988. Mr. Adam is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Wilford D. Godbold, Jr., age 56, is a director of the General Partner and a member of the Audit Committee and Committee on Directors. Mr. Godbold has served as President and Chief Executive Officer of Zero Corporation (container manufacturer) since 1984. Mr. Godbold is also a director of Zero Corporation, Pacific Enterprises and Southern California Gas Company.

Robert D. Krebs, age 52, is a director of the General Partner, Chairman of the Committee on Directors and a member of the Compensation and Benefits Committee. Mr. Krebs has served as Chairman, President and Chief Executive Officer of Santa Fe since June 1988 and, previously, served as President and Chief Executive Officer of Santa Fe from July 1987. As Chairman, Mr. Krebs is a director of Santa Fe and is also a director of The Atchison, Topeka and Santa Fe Railway Company, Santa Fe Energy Resources, Inc., Santa Fe Pacific Gold Corporation, Phelps Dodge Corporation, Northern Trust Corporation and Catellus Development Corporation.

Denis E. Springer, age 49, is a director of the General Partner and a member of the Compensation and Benefits Committee and Committee on Directors. Mr. Springer has been Senior Vice President and Chief Financial Officer of Santa Fe since October 1993. Mr. Springer previously served Santa Fe as Senior Vice President, Treasurer and Chief Financial Officer since January 1992, Vice President, Treasurer and Chief Financial Officer since January 1991 and Vice President-Finance from April 1988 to December 1990. Mr. Springer is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner, and The Atchison, Topeka and Santa Fe Railway Company.

Irvin Toole, Jr., age 53, is President, Chief Executive Officer and Chairman of the Board of Directors of the General Partner. From November 1988 until assignment to his present position in September 1991, Mr. Toole served as Senior Vice President, Treasurer and Chief Financial Officer, and previously as Vice President-Administration from February 1986 to November 1988. Mr. Toole is also Chairman of the Board of Directors of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Robert L. Edwards, age 39, is a director of the General Partner and has been Senior Vice President-Business Development and Planning of the General Partner since January 1995. Previously, Mr. Edwards was Senior Vice President, Treasurer and Chief Financial Officer from December 1991 through January 1995. Mr. Edwards served Santa Fe from July 1990 through November 1991 as Vice President-Administration; from March 1989 through June 1990 as Vice President-Human Resources and Administration; and from June 1988 through February 1989 as Assistant Vice President-Executive Department. Prior to that, Mr. Edwards held various executive positions with the General Partner since May 1985. Mr. Edwards is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Barry R. Pearl, age 45, has been Senior Vice President, Treasurer and Chief Financial Officer of the General Partner since January 1995. Mr. Pearl previously served as Senior Vice President-Business Development and Planning between January 1992 and January 1995, as Vice President-Business Development and Planning between November 1988 and January 1992 and as Vice President-Operations between May 1986 and November 1988.

John M. Abboud, age 52, has been Senior Vice President of the General Partner since 1985. In his current capacity, Mr. Abboud is responsible for operations, engineering and environmental affairs.

Lyle B. Boarts, age 51, has been Vice President-Human Resources of the General Partner since November 1988. Previously, Mr. Boarts was Director of Human Resources since June 1986.

R. Gregory Cunningham, age 49, has been Vice President-General Counsel since January 1994. Previously, he served as General Counsel of the General Partner since January 1991 and, prior to such date, as General Attorney since November 1985.

Burnell H. DeVos III, age 41, has served as Controller and Secretary of the General Partner since January 1993. Mr. DeVos was Assistant Controller of the General Partner from May 1989 through December 1992.

Patrick L. Avery, age 42, has served as Vice President-Environmental and Safety of the General Partner since October 1993. Mr. Avery was Corporate Environmental Manager at Amerada Hess Corporation from October 1992 to October 1993. Previously, he held various positions at ARCO Products Company since 1982, including Director-California Government Relations and Environmental Health and Safety Manager at ARCO's Los Angeles refinery.

William M. White, age 49, has served as Vice President-Engineering of the General Partner, with responsibility for engineering and construction, since January 1993. Mr. White previously was Manager-Northern District from May 1986 through December 1992.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners

To the best of the General Partner's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Registrant's equity securities:

                                                                              Percent
   Title of Class                 Name and Address                 Amount     of Class
- --------------------  ---------------------------------------  -------------  --------
 Common units          Santa Fe Pacific Pipelines, Inc.          8,148,148      42.6%
                       888 South Figueroa Street
                       Los Angeles, CA 90017


As discussed in Items 1 and 2 of this Report, Santa Fe Pacific Pipelines, Inc. is also the general partner of the Partnership and is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation, also referred to herein as "Santa Fe." On February 7, 1995, the stockholders of Santa Fe approved an Agreement and Plan of Merger between Santa Fe and Burlington Northern Inc. ("BNI"), pursuant to which Santa Fe is to merge with and into BNI, with BNI to be the surviving corporation. Like Santa Fe, BNI and its subsidiaries are also principally engaged in railroad transportation operations. Upon completion of the merger, BNI will change its name to Burlington Northern Santa Fe Corporation. Gerald Grinstein, BNI's chairman and chief executive officer, will be chairman of the surviving corporation. Robert D. Krebs, chairman, president and chief executive officer of Santa Fe, will be president and chief executive officer of the surviving corporation. Two-thirds of the directors of the surviving corporation will be designated by BNI, and one-third of the directors of the surviving corporation will be designated by Santa Fe. The merger was also approved by BNI's stockholders, but is still subject to a number of conditions, including approval by the Interstate Commerce Commission.

(b) Security Ownership of Management

As of March 1, 1995, common units beneficially held by all directors and officers as a group represent less than 1% of the Partnership's outstanding units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Registrant and the Operating Partnership are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), and the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Operating Partnership Agreement").

Under the Partnership Agreement and Operating Partnership Agreement, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnership. These costs and expenses include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, and legal and other professional services fees. These costs to the Partnership totaled $44.2 million, $43.0 million and $37.1 million in 1994, 1993 and 1992, respectively.

The Partnership Agreement provides for incentive distribution payments to the General Partner out of the Partnership's "Available Cash" (as defined in the Partnership Agreement) which increase as quarterly distributions to unitholders exceed certain specified targets. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all distributions of Available Cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $1.2 million in each of the years 1994, 1993 and 1992.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:                                  Page
                                                                                                 ----
  (1) Financial Statements:
        Report of Independent Accountants ...................................................... F-1
        Consolidated Balance Sheet as of December 31, 1994 and 1993 ............................ F-2
        Consolidated Statement of Income for the three years ended December 31, 1994............ F-3
        Consolidated Statement of Cash Flows for the three years
          ended December 31, 1994 .............................................................. F-4
        Notes to Consolidated Financial Statements ............................................. F-5

  (2) Financial Statement Schedules: None.

  (3) Exhibits: The following exhibits are filed as a part of this Report. With the exception of Exhibits 21, 24 and 27, all exhibits listed herein are incorporated by reference, with the location of the exhibit in the Registrant's previous filing indicated parenthetically.


 Exhibit
 Number                             Description
- --------      --------------------------------------------------------------
  3.1       Amended and Restated Agreement of Limited Partnership of the
            Registrant, dated as of December 19, 1988.(1988 Form 10-K-Exhibit
            3.1)

  3.2       Amended and Restated Agreement of Limited Partnership of the
            Operating Partnership, dated as of December 19, 1988. (1988 Form 10-
            K - Exhibit 3.2)
  3.3 Certificate of Limited Partnership of the Registrant, dated as of August 23, 1988. (1988 Form 10-K - Exhibit 3.3)
  3.4 Certificate of Limited Partnership of the Operating Partnership, dated as of August 23, 1988. (1988 Form 10-K - Exhibit 3.5)
  3.5       Assumption Agreement between the Registrant and Santa Fe Pacific
            Pipelines, Inc., dated as of December 7, 1989. (1989 Form 10-K -
            Exhibit 3.4)
  3.6       Amendment No. 1 to Amended and Restated Agreement of Limited
            Partnership of the Registrant, dated as of December 7, 1989. (1989
            Form 10-K -Exhibit 3.2)
  3.7 Certificate of Amendment to Certificate of Limited Partnership of the Registrant, dated as of December 7, 1989. (1989 Form 10-K -
            Exhibit 3.3)
  3.8       Amendment No. 1 to Amended and Restated Agreement of Limited
            Partnership of the Operating Partnership, dated as of December 7, 1989. (1989 Form 10-K - Exhibit 3.5)

  Exhibit
  Number                              Description
- ----------      -------------------------------------------------------------
   3.9        Certificate of Amendment to Certificate of Limited Partnership of
              the Operating Partnership, dated as of December 7, 1989. (1989
              Form 10-K - Exhibit 3.6)
   3.10       Amendment No. 2 to Amended and Restated Agreement of Limited
              Partnership of the Operating Partnership, dated as of January 24,
              1990. (1989 Form 10-K - Exhibit 3.8)
   3.11       Certificate of Amendment No. 2 to Certificate of Limited
              Partnership of the Operating Partnership, dated as of January 30,
              1990. (1989 Form 10-K - Exhibit 3.9)
   4.1        Form of Deposit Agreement between the Registrant, American Stock
              Transfer & Trust Company and the General Partner, as attorney-in-
              fact for holders of units and depositary receipts. (Form S-1
              Registration Statement No. 33-24395 - Exhibit 4.1)
   4.2        First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate note agreements, identical except for signatures). (1988 Form 10-K - Exhibit 4.2)
   4.3        Deed of Trust, Security Agreement and Fixture Filing, dated
              December 8, 1988, between the Operating Partnership, the General
              Partner, Chicago Title Insurance Company and Security Pacific
              National Bank. (1988 Form 10-K - Exhibit 4.3)
   4.4        Trust Agreement, dated December 19, 1988, between the Operating
              Partnership, the General Partner and Security Pacific National
              Bank. (1988 Form 10-K - Exhibit 4.4)
   4.5        The Operating Partnership has established a $60 million term credit facility with three banks, dated as of October 14, 1993. As the maximum allowable borrowings under this facility do not exceed
              10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and
              Exchange Commission upon request.
  21          Subsidiaries of the Registrant*
  24          Powers of attorney*
  27          Financial Data Schedule as of and for the year ended December 31,
              1994*

              * Filed herewith.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1994: None

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

                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                     (Registrant)
                        By: Santa Fe Pacific Pipelines, Inc., as General Partner

Dated: March 24, 1995   By:                /s/ IRVIN TOOLE, JR.
                            ---------------------------------------------------
                                              Irvin Toole, Jr.
                            Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Santa Fe Pacific Pipelines, Inc., as General Partner, and on the date indicated.

          Signature                                 Title
- ------------------------------      --------------------------------------
                                            Chairman, President and
                                            Chief Executive Officer
     /s/ IRVIN TOOLE, JR.                (Principal Executive Officer)
- ------------------------------
       Irvin Toole, Jr.                          and Director

                                             Senior Vice President-
   /s/ ROBERT L. EDWARDS                Business Development and Planning
- ------------------------------
     Robert L. Edwards                             and Director

                                        Senior Vice President, Treasurer
      /s/ BARRY R. PEARL                   and Chief Financial Officer
- ------------------------------
        Barry R. Pearl                    (Principal Financial Officer)

   /s/ BURNELL H. DEVOS III                 Controller and Secretary
- ------------------------------
     Burnell H. DeVos III                (Principal Accounting Officer)

      EDWARD F. SWIFT*
- ------------------------------
      Edward F. Swift                               Director

        ORVAL M. ADAM*
- ------------------------------
        Orval M. Adam                               Director

   WILFORD D. GODBOLD, JR.*
- ------------------------------
   Wilford D. Godbold, Jr.                          Director

       ROBERT D. KREBS*
- ------------------------------
       Robert D. Krebs                              Director

      DENIS E. SPRINGER*
- ------------------------------
       Denis E. Springer                            Director

     *By:     /s/ BARRY R. PEARL
          --------------------------
          Barry R. Pearl, attorney in fact



Dated: March 24, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 22 present fairly, in all material respects, the financial position of Santa Fe Pacific Pipeline Partners, L.P. and its majority-owned operating partnership at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the consolidated financial statements, certain of the Partnership's shippers have initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that certain of the Partnership's tariffs and charges are excessive. Management believes that the Partnership's rates are just and reasonable and its practices are lawful under FERC precedent; however, it is not possible to predict with certainty the ultimate outcome of this proceeding.

Note 6 includes a description of a change in the method of accounting for postretirement and postemployment benefits effective January 1, 1992.



PRICE WATERHOUSE LLP

Los Angeles, California
January 27, 1995

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET

                                (In thousands)

                                                          December 31,
                                                    ----------------------
                                                       1994        1993
                                                    ---------    ---------
                                  A S S E T S
Current assets
   Cash and cash equivalents.....................   $  48,948    $  32,162
   Accounts receivable, net .....................      36,470       32,787
   Other current assets..........................       2,420        2,801
                                                    ---------    ---------
      Total current assets.......................      87,838       67,750
                                                    ---------    ---------
Properties, plant and equipment .................     691,263      683,082
   Less accumulated depreciation ................      78,224       66,472
                                                    ---------    ---------
      Net properties, plant and equipment .......     613,039      616,610
Other assets.....................................      13,895       12,620
                                                    ---------    ---------

      Total assets...............................   $ 714,772    $ 696,980
                                                    =========    =========

                       LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
   Accounts payable..............................   $   3,369    $   2,403
   Accrued liabilities...........................      28,403       33,235
                                                    ---------    ---------
      Total current liabilities..................      31,772       35,638

Long-term debt ..................................     355,000      355,000
Other long-term liabilities .....................      38,363       39,283
                                                    ---------    ---------

      Total liabilities .........................     425,135      429,921
                                                    ---------    ---------

Minority interest ...............................       1,676        1,208
                                                    ---------    ---------
Commitments and contingencies (Note 4)...........
                                                    ---------    ---------

Partners' capital
   General Partner ..............................       1,676        1,208
   Limited Partners..............................     286,285      264,643
                                                    ---------    ---------

      Total partners' capital ...................     287,961      265,851
                                                    ---------    ---------

      Total liabilities and partners' capital ...   $ 714,772    $ 696,980
                                                    =========    =========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                       CONSOLIDATED STATEMENT OF INCOME

                   (In thousands,  except per unit amounts)

                                                                              Year ended December 31,
                                                             -----------------------------------------------------
                                                                 1994                  1993                1992
                                                             ------------         ------------         -----------
Operating revenues
  Trunk revenues......................................       $   179,339          $   171,848          $  161,116
  Storage and terminaling revenues....................            37,262               37,213              34,020
  Other revenues......................................            11,465               10,410               9,889
                                                             ------------          -----------         -----------
      Total operating revenues........................           228,066              219,471             205,025
                                                             ------------          -----------         -----------
Operating expenses
  Field operating expenses............................            32,492               34,305              28,928
  General and administrative expenses.................            22,753               22,378              19,420
  Facilities costs....................................            21,256               19,555              18,876
  Power cost..........................................            20,698               18,940              18,116
  Depreciation and amortization.......................            19,820               18,971              18,327
  Provisions for environmental
     and litigation costs (Note 4) ...................              --                 27,000              10,000
                                                             ------------          -----------         -----------
      Total operating expenses........................           117,019              141,149             113,667
                                                             ------------          -----------         -----------
Operating income......................................           111,047               78,322              91,358
Interest expense......................................            37,570               37,086              36,937
Other income, net.....................................             5,037                1,262                 843
Net income before minority interest and                      ------------          -----------         -----------
  cumulative effect of accounting change .............            78,514               42,498              55,264
Less minority interest  ..............................            (1,629)                (882)             (1,146)
                                                             ------------          -----------         -----------
Net income before cumulative effect
  of accounting change ...............................            76,885               41,616              54,118

Cumulative effect of change in accounting
  for postretirement and postemployment
  benefits, net of minority interest .................              --                   --               (16,407)
                                                             ------------          -----------         -----------

Net income ...........................................       $    76,885           $   41,616          $   37,711
                                                             ============          ===========         ===========
Income per unit:
Before cumulative effect of accounting change ........       $      3.93           $     2.13          $     2.77
Cumulative effect of accounting change ...............              --                   --                 (0.84)
                                                             ------------          -----------         -----------
Net income ...........................................       $      3.93           $     2.13          $     1.93
                                                             ============          ===========         ===========
Operating expenses reflected above include
   the following expenses incurred by, and
   reimbursed to, the General Partner (Note 5) .......       $    44,220           $   43,025          $   37,065
                                                             ============          ===========         ===========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (In thousands)

                                                                Year ended December 31,
                                                         -------------------------------------
                                                             1994        1993         1992
                                                         -----------  -----------  -----------
Cash flows from operating activities:
  Net income...........................................  $   76,885   $   41,616   $   37,711
                                                         -----------  -----------  -----------
  Adjustments to reconcile net income to net
    cash provided by operating activities--
      Depreciation and amortization....................      19,820       18,971       18,327
      Provisions for environmental
         and litigation costs..........................         --        27,000       10,000
      Environmental and litigation costs paid..........      (5,914)      (4,275)        (275)
      Cumulative effect of change
        in accounting principle........................         --           --        16,407
      Other, net.......................................       1,296         (464)       1,825
      Minority interest in net income..................       1,629          882        1,146
      Changes in--
         Accounts receivable...........................      (3,683)      (4,636)        (820)
         Accounts payable and accrued liabilities......        (399)       2,375       (2,689)
         Other current assets..........................         381           81        5,460
                                                         -----------  -----------  -----------
           Total adjustments...........................      13,130       39,934       49,381
                                                         -----------  -----------  -----------
           Net cash provided by operating activities...      90,015       81,550       87,092
                                                         -----------  -----------  -----------
Cash flows from investing activities:
   Capital expenditures................................     (17,913)     (21,084)     (30,931)
   Other...............................................         620          276          487
                                                         -----------  -----------  -----------
           Net cash used by investing activities.......     (17,293)     (20,808)     (30,444)
                                                         -----------  -----------  -----------
Cash flows from financing activities:
   Distributions to partners and minority interest.....     (55,936)     (55,936)     (55,936)
   Repayment of long-term debt.........................     (11,000)         --           --
   Proceeds from issuance of long-term debt............      11,000          --           --
                                                         -----------  -----------  -----------
           Net cash used by financing activities.......     (55,936)     (55,936)     (55,936)
                                                         -----------  -----------  -----------
Increase in cash and cash equivalents..................      16,786        4,806          712

Cash and cash equivalents--
   Beginning of year...................................      32,162       27,356       26,644
                                                         -----------  -----------  -----------
   End of year.........................................  $   48,948   $   32,162   $   27,356
                                                         ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- ---------------------------------------------------

ORGANIZATION AND BASIS OF ACCOUNTING
The accompanying consolidated financial statements include the accounts of Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership") and SFPP, L.P., (the "Operating Partnership"), collectively referred to as the "Partnership", on a consolidated basis. The Trading Partnership is a publicly traded limited partnership organized under the laws of the state of Delaware in 1988 which owns a 99% limited partnership interest in the Operating Partnership, through which the Partnership conducts all its operations. The Operating Partnership was acquired by the Trading Partnership in December 1988 and is engaged in the transportation of refined petroleum products and related services. The Operating Partnership is managed by its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), which, by virtue of this 1% general partner interest, represents the minority interest in the Partnership's consolidated financial statements. The General Partner, which is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation ("Santa Fe"), also holds the 1% general partner interest in the Trading Partnership and, therefore, in total, holds a 2% general partner interest in the Partnership on a consolidated basis. In addition, the General Partner owns 8,148,148 Partnership common units, representing an approximate 42% limited partner interest in the Trading Partnership. The remaining approximate 56% limited partner ownership in the Trading Partnership is represented by 11,000,000 publicly traded common units.

Prior to December 31, 1993, holders of the 11,000,000 publicly traded units (at that time denominated as "preference units") were entitled to certain preferences with respect to cash distributions. With the Partnership having met certain financial criteria as of December 31, 1993, all limited partner interests have equivalent rights with respect to cash distributions and, during 1994, the 11,000,000 preference units were redenominated and registered as common units.

REVENUE RECOGNITION
Substantially all revenues are derived from pipeline transportation and storage and terminaling charges and are recognized in income upon delivery. Other revenues, primarily incidental service charges and tank and land rentals, are recognized as earned.

Operating revenues received from two major petroleum companies exceeded 10% of total 1994 revenues and, individually, account for 16.1% and 12.4% of total operating revenues. In 1993, these two customers accounted for 16.9% and 12.9%, and a third customer accounted for 10.2%, of total operating revenues. In 1992, these same customers accounted for 17.1%, 13.7% and 10.8% of total operating revenues.

The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC") under a rate-making methodology that is subject to clarification and reconsideration in individual cases and leaves many issues for determination on a case-by-case basis. The Partnership's California intrastate common carrier pipeline operations are subject to rate regulation by the California Public Utilities Commission.

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

Properties are depreciated on a straight-line basis over the estimated service lives of the related assets. Rates for the Partnership's interstate pipeline properties are prescribed by the FERC. The Partnership's intrastate pipeline properties and its terminal properties are depreciated using similar rates. The following annual rates were used in computing depreciation:


       Rights-of-way.........................................             2.60%
       Line pipe, fittings and pipeline construction.........    2.22% to 2.60%
       Buildings and field equipment.........................    2.95% to 4.00%
       Storage tanks and delivery facilities.................    3.10% to 3.20%
       Vehicles, office and communications equipment.........   3.00% to 15.70%

Depreciation expense aggregated $17,447,000 in 1994, $16,921,000 in 1993 and $16,148,000 in 1992.

ENVIRONMENTAL COSTS
Environmental expenditures that relate to current or future revenues are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.

INCOME PER UNIT
Income per unit is computed based upon net income of the Partnership less an allocation of income to the general partner of the Trading Partnership in accordance with the partnership agreement, and is based upon 19,148,148 common units. The quarterly allocation of net income to the general partner of the Trading Partnership (which is always equivalent to the minority interest in net income) is based on its percentage of cash distributions from Available Cash at the end of each quarter (see Note 7). The general partner of the Trading Partnership was allocated 2.07% of net income before minority interest in each of the years 1994, 1993 and 1992.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INCOME TAX
For federal and state income tax purposes, the Partnership is not a taxable entity. Accordingly, the taxable income or loss resulting from the operations of the Partnership is ultimately includable in the federal and state income tax returns of the general and limited partners, and may vary substantially from the income or loss reported for financial reporting purposes.

RECLASSIFICATIONS
Certain comparative prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
- --------------------------------------------------

                                                                      December 31,
                                                                ------------------------
                                                                   1994         1993
(In thousands)                                                  -----------   ----------
ACCOUNTS RECEIVABLE:
  Trade accounts receivable..................................     $ 24,094      $22,587
  Recollectible construction and maintenance
    expenditures, insurance claims and other.................       12,376       10,200
                                                                -----------   ----------
                                                                  $ 36,470      $32,787
                                                                ===========   ==========
PROPERTIES, PLANT AND EQUIPMENT:
  Land.......................................................     $ 56,000     $ 55,545
  Rights-of-way..............................................       12,677       12,601
  Line pipe, fittings and pipeline construction..............      288,303      287,008
  Buildings and equipment....................................      165,613      162,412
  Storage tanks and delivery facilities......................      149,162      144,678
  Construction in progress...................................       19,508       20,838
                                                                -----------   ----------
                                                                   691,263      683,082

  Less accumulated depreciation..............................       78,224       66,472
                                                                -----------   ----------
                                                                  $613,039     $616,610
                                                                ===========   ==========
ACCRUED LIABILITIES:
  Environmental remediation costs............................      $ 6,310      $ 6,270
  Capital expenditures and major maintenance.................        4,558        2,685
  East Line litigation costs.................................        3,250        6,570
  Property taxes.............................................        2,980        3,210
  Military product loss reserve..............................        2,788        5,111
  Right-of-way rents.........................................        2,495        1,335
  Interest...................................................        1,695        1,709
  Other......................................................        4,327        6,345
                                                                -----------   ----------
                                                                   $28,403      $33,235
                                                                ===========   ==========

NOTE 3 - LONG-TERM DEBT
- -----------------------
Long-term debt consists of the following:

                                                                      December 31,
                                                                -------------------------
                                                                   1994           1993
    (In thousands)                                              -----------   -----------
    First Mortgage Notes:
          Series A  9.85% due December 1994..................     $    --       $ 11,000
          Series B 10.00% due December 1995..................       17,000        17,000
          Series C 10.05% due December 1996..................       22,000        22,000
          Series D 10.15% due December 1997..................       28,500        28,500
          Series E 10.25% due December 1998..................       32,500        32,500
          Series F 10.70% due December 1999 through 2004.....      244,000       244,000
                                                                -----------   -----------
                                                                   344,000       355,000

    Bank term loan, due April 1999 through September 2001....       11,000           --
                                                                -----------   -----------
                                                                  $355,000      $355,000
                                                                ===========   ===========

The Partnership intends to refinance the Series B Notes on a long-term basis upon their maturity and, therefore, has included them in long-term debt at December 31, 1994. The Series F Notes become payable in annual installments ranging from $31.5 million in 1999 to the final payment of $49.5 million in December 2004. The Notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium.

The First Mortgage Notes (the "Notes") are secured by mortgages on substantially all of the properties of the Partnership (the "Mortgaged Property"). The Notes contain covenants specifying certain limitations on the Partnership's operations including the amount of additional debt or equity that may be issued, cash distributions, investments and property dispositions. Management does not believe such limitations will adversely affect the Partnership's ability to fund its operations or planned capital expenditures.

The Partnership arranged a $60 million multi-year term credit facility and a $20 million working capital facility with three banks in October 1993. The term facility is available for refinancing a portion of the Partnership's long-term debt and capital projects, and may be utilized on a revolving basis through October 1998, with any outstanding balance at that time converted to a three-year amortizing term loan. Borrowings under the term facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions of the Notes. In December 1994, the Partnership refinanced the Series A Notes by borrowing $11 million under this facility. The Partnership has selected an interest rate on this loan that is presently determined by reference to a short-term Eurodollar rate, and was 6.9375% at December 31, 1994.

Advances under the $20 million working capital credit facility can be used for general Partnership purposes and would be secured by certain of the Partnership's accounts receivable. This facility may not be utilized for a 45-day period, the designation of such period to be at the Partnership's discretion, during each year. This facility also provides for certain interest rate options, and is subject to annual renewal and other reasonable and customary terms and conditions. To date, the working capital facility has not been utilized.

Interest on the Notes is payable semiannually in June and December. Interest on the bank term loan is generally payable quarterly. Total interest paid was $37,326,000 during each of the years 1994, 1993 and 1992. Interest capitalized during the years 1994, 1993 and 1992 aggregated $206,000, $598,000 and $760,000, respectively.

The fair value of the Partnership's long-term debt is approximately $425 million at December 31, 1994. Such estimate represents the present value of interest and principal payments on the Notes discounted at present market yields, and assumes the Series F Notes will be prepaid in full in 1999 at par plus a premium. The fair market value of the term loan is considered to be equal to its principal amount.


NOTE 4 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------

EAST LINE LITIGATION AND FERC PROCEEDING
Certain of the Partnership's shippers have filed civil suits and initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive. In July 1993, the Partnership reached a settlement with one of these shippers, Navajo Refining Company ("Navajo"), whereby, among other things, Navajo agreed to dismiss its pending civil litigation in New Mexico and the Partnership agreed to make certain cash payments to Navajo over three years. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages.

During the quarter ended September 30, 1993, the Partnership recorded a $12 million provision for litigation costs, which reflects the terms of the Navajo settlement as well as anticipated legal fees and other costs related to the FERC proceeding and El Paso's civil action. Subsequently, lesser amounts of such litigation costs have, from time to time, been recorded as current period expense to maintain the reserve at a level deemed adequate.

Management believes that it has acted properly with respect to expansion of the East Line and the direction of flow of the six-inch pipeline from Phoenix to Tucson, Arizona, which are the primary issues in El Paso's civil action. Management also believes that the Partnership's current tariffs are just and reasonable and that, so long as certain of the underlying assumptions and interpretations of rate-making methodology made by the Partnership with respect to these tariffs are ruled upon favorably, these tariffs will be upheld should the FERC proceeding progress to its completion. However, because of the nature of the FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC or whether any reparations will be ordered paid to the complainants or any prospective rate reductions will be required. A decision by the FERC which results in significant reparations being paid and a significant reduction in the Partnership's current tariffs could have a material adverse effect on the Partnership's results of operations, financial condition and ability to maintain its current quarterly cash distribution.

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

Along with several other respondents, the Partnership is presently involved in one cleanup ordered by the United States Environmental Protection Agency related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. The investigation and remediation at the Sparks terminal is also the subject of lawsuits brought by the State of Nevada, the City of Sparks and several property owners seeking unspecified but, in the aggregate, potentially substantial fines and damages.

In addition, the Partnership is involved in six ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and one remediation effort with the United States military and, from time to time, may be involved in groundwater investigations or remediations for other governmental agencies. The Partnership is also involved in soil and ground water remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of these cleanup projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to an existing condition caused by past operations. Such costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

The Partnership's balance sheet at December 31, 1994 and 1993 includes reserves for environmental costs aggregating $22.7 million and $23.2 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, as well as the cost of performing preliminary environmental investigations at several locations. Approximately 80% of the accrued costs at December 31, 1994 are expected to be paid over the next five years. Certain remediation projects, including the largest project at Sparks, are expected to continue for a period of approximately ten years. The environmental reserves are monitored on a regular basis by Partnership management and are adjusted, from time to time, to reflect changing circumstances and estimates. During 1993, the Partnership completed a comprehensive re-evaluation of its potential liabilities associated with environmental remediation activities and, as a result, recorded a $15 million provision to increase its existing reserve for environmental remediation and related costs and, during 1992, a $10 million provision was recorded for environmental remediation costs at Sparks, Nevada and two sites in California.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.

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

LEASE COMMITMENTS
The General Partner leases space in an office building and certain computer equipment, the rent on which is charged to the Partnership. The General Partner's total lease commitments not subject to cancellation at December 31, 1994 are as follows: $2,100,000 in 1995 and $1,215,000 in 1996.

The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations. The annual payments associated with these leases aggregated approximately $5 million in 1993, however a substantial portion of this amount became subject to renegotiation effective January 1, 1994. To date, the Partnership and the lessor have been unable to reach an agreement on the base annual rental payments for the next ten-year period, although it is expected that this matter will be resolved through arbitration during 1995. While the lessor has requested a significant increase in the annual lease payment for 1994 and future years, it is not presently possible to predict the annual rent associated with these leases. Rental expense for all operating leases was $8,335,000, $7,130,000 and $6,600,000 for the years 1994, 1993 and 1992, respectively.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

The Partnership has no employees and is managed by the General Partner. Under certain partnership and management agreements, the General Partner and Santa Fe or its subsidiaries are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These expenses, which are included in field operating and general and administrative expenses in the Partnership's statement of income, totaled $44.2 million, $43.0 million and $37.1 million for the years 1994, 1993 and 1992, respectively, and include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional services fees.

NOTE 6 - PENSION AND POSTRETIREMENT PLANS
- -----------------------------------------

The General Partner is included with certain other affiliates in the trusteed non-contributory Santa Fe Pacific Retirement Plan (the "Plan") which fully complies with ERISA requirements. The Plan covers substantially all officers and employees of Santa Fe and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of service and compensation during the sixty highest paid consecutive months of service during the ten years immediately preceding retirement. Santa Fe's funding policy is to contribute annually at a rate not less than the ERISA minimum, and not more than the maximum amount deductible for income tax purposes. Since the General Partner is included with certain other affiliates, detailed Plan information for the General Partner is not available in all cases, however, as of September 30, 1994, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $50.4 million, and the actuarial present value of projected Plan obligations, discounted at 8.5%, was $47.5 million. The expected return on the market value of Plan assets was 9.75% and compensation levels were assumed to increase at 4.0% per year. Primarily as a result of the excess of Plan assets over liabilities, pension income of $200,000, $435,000 and $605,000 was recognized in 1994, 1993 and 1992, respectively.

As of June 1994, salaried employees who have rendered ten years of service after attaining age 45 are eligible for both medical benefits and life insurance coverage during retirement. Prior to June 1994, salaried employees who had attained age 55 and who had rendered ten years of service were eligible. This change in eligibility requirements resulted in a $3.1 million curtailment gain in 1994 relating to employees who are no longer currently eligible for postretirement benefits, and a negative plan amendment due to a reduction in the accumulated postretirement benefit obligation related to remaining eligible active employees. This curtailment gain is included in other income in the Partnership's statement of income. The retiree medical plan is contributory and provides benefits to retirees, their covered dependents and beneficiaries. Retiree contributions are adjusted annually. The plan also contains fixed deductibles, coinsurance and out-of-pocket limitations. The life insurance plan is non-contributory and covers retirees only.

Effective January 1, 1992, the General Partner and the Partnership adopted Statement of Financial Accounting Standards ("FAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and FAS No. 112, "Employers' Accounting for Postemployment Benefits." FAS No. 106 requires that an actuarial method be used to accrue the expected cost of postretirement health care and other benefits over employees' years of service. FAS No. 112 relates to benefits provided to former or inactive employees after employment but before retirement and requires recognition of these benefits if they are vested and payment is probable and reasonably estimable. Prior to 1992, the costs of postretirement and postemployment benefits were generally expensed when paid. For the Partnership, the cumulative effect of the accounting change attributable to years prior to 1992 was to decrease 1992 net income by $16,407,000, net of minority interest of $347,000. The impact of FAS No. 106 comprised approximately 95% of the change.

Net periodic postretirement benefit cost in 1994, 1993 and 1992 was $1,500,000, $1,557,000 and $2,231,000, respectively, and included the following components:

                                          Medical Plan                 Life Insurance Plan
                                   -----------------------------   ----------------------------
   (In thousands)                    1994      1993      1992        1994      1993      1992
                                   ---------  --------  --------   ---------  --------  -------
   Service cost..................    $  660    $  553    $  718       $  40     $  37    $  26
   Interest cost.................       970     1,066     1,275         240       213      212
   Amortization of prior
    service credit...............      (410)     (312)       --          --        --       --
                                   ---------  --------  --------   ---------  --------  -------
   Net periodic postretire-
    ment benefit cost............    $1,220    $1,307    $1,993       $ 280     $ 250    $ 238
                                   =========  ========  ========   =========  ========  =======

The Partnership's policy is to fund benefits payable under the medical and life insurance plans as they come due. The following table shows the reconciliation of the plans' obligations, using a September 30 measurement date, to amounts accrued at December 31, 1994 and 1993:

                                                  Medical Plan          Life Insurance Plan
                                             ----------------------   -----------------------
   (In thousands)                               1994        1993         1994         1993
                                             ----------   ---------   ----------   ----------
   Accumulated postretirement
   benefit obligation:
     Retirees................................  $ 4,487     $ 5,253       $ 1,957     $ 2,086
     Fully eligible active plan participants.    4,658       1,148            24          --
     Other active plan participants..........    1,013       9,199           444         648
                                             ----------   ---------   ----------   ----------
                                                10,158      15,600         2,425       2,734
   Unrecognized prior service credit.........    4,242       3,763            --          --
   Unrecognized net gain (loss)..............      612      (2,249)         (230)       (243)
                                             ----------   ---------   ----------   ----------
   Accrued postretirement liability..........  $15,012     $17,114       $ 2,195     $ 2,491
                                             ==========   =========   ==========   ==========

The unrecognized prior service credit will be amortized straight-line over the average future service to full eligibility of the active population. For 1995, the assumed health care cost trend rate for managed care medical costs is 11% and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend is 13% in 1995 and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $1.8 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1994 by $170,000. In 1994, the assumed health care cost trend rate for managed care medical costs was 11.5% and was assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend was 14% in 1994 and was assumed to decrease gradually to 5% by 2006 and remain constant thereafter. The weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 8.5% and 7% in 1994 and 1993, respectively. The assumed weighted-average salary increase was 4% in both 1994 and 1993.

NOTE 7 - PARTNERS' CAPITAL AND CASH DISTRIBUTIONS
- -------------------------------------------------

Changes in partners' capital were as follows:

                                                             General        Limited
   (In thousands)                                            Partner        Partners        Total
                                                           -----------    ------------    ----------
   Partners' capital at December 31, 1991...............      $1,848        $294,227       $296,075

   1992 net income before accounting change.............       1,146          52,972         54,118
   Cumulative effect of accounting change...............        (347)        (16,060)       (16,407)
   1992 cash distributions..............................      (1,161)        (53,615)       (54,776)
                                                           -----------    ------------    ----------
   Partners' capital at December 31, 1992...............       1,486         277,524        279,010

   1993 net income......................................         882          40,734         41,616
   1993 cash distributions..............................      (1,160)        (53,615)       (54,775)
                                                           -----------    ------------    ----------
   Partners' capital at December 31, 1993...............       1,208         264,643        265,851

   1994 net income......................................       1,629          75,256         76,885
   1994 cash distributions..............................      (1,161)        (53,614)       (54,775)
                                                           -----------    ------------    ----------
   Partners' capital at December 31, 1994...............      $1,676        $286,285       $287,961
                                                           ===========    ============    ==========

The Partnership makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Notes. Distributions are made 98% to the common unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner which increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $1,202,000 in each of the years 1994, 1993 and 1992.

Cash distributions declared for each of the years 1994, 1993 and 1992 aggregated $2.80 per unit. In January 1995, the Partnership announced a fourth quarter 1994 distribution of $0.70 per unit, payable in February 1995.

Prior to December 31, 1993, in the event that there was not sufficient available cash to pay the minimum distribution of $0.55 per unit to all unitholders at the end of a quarter, holders of the 11,000,000 publicly traded units (at that time denominated as "preference units") were entitled to receive the minimum quarterly distribution, plus any arrearages, prior to any distribution of available cash on the 8,148,148 common units held by the General Partner. With the Partnership having met certain financial criteria, this subordination period ended on December 31, 1993, and all units henceforth have equivalent rights with respect to cash distributions. During 1994, the 11,000,000 preference units were redenominated and registered as common units.

NOTE 8 - SUMMARIZED QUARTERLY OPERATING RESULTS
- -----------------------------------------------
             AND COMMON UNIT INFORMATION (UNAUDITED)
             --------------------------------------

Quarterly results of operations are summarized below:

                                                     First        Second        Third        Fourth
   (In thousands, except per unit amounts)          Quarter       Quarter      Quarter       Quarter
                                                  -----------   -----------  -----------   -----------
   1994
     Net revenues.............................      $52,522       $58,162      $59,446       $57,936
     Operating income.........................       23,456        30,084       29,942        27,565
     Net income...............................       14,075        23,672       20,692        18,446

     Income per unit..........................      $  0.72       $  1.21      $  1.06       $  0.94
   1993
     Net revenues.............................      $49,674       $57,222      $56,778       $55,797
     Operating income.........................       21,758        29,150        1,478        25,936
     Net income (loss) .......................       12,516        19,674       (7,326)       16,752

     Income (loss) per unit...................      $  0.64       $  1.01      ($ 0.37)      $  0.86

   Notes: Third quarter 1993 included a $27.0 million provision for environmental and litigation costs. The sum of net income (loss) per unit for the four quarters of 1993 does not equal net income per unit for the full year due to the effect of rounding differences.

Santa Fe Pacific Pipeline Partners, L.P. common units are traded on the New York Stock Exchange, under the symbol SFL. The quarterly price range per unit and cash distributions declared per unit for 1994 and 1993 are summarized below:

                                                 High         Low           Cash
                                                 Unit         Unit       Distributions
                                                 Price        Price        Declared
                                               ---------    ---------   ---------------
   1994
     Fourth Quarter......................        34           30            $0.70
     Third Quarter.......................        36-7/8       32-3/8         0.70
     Second Quarter......................        37-7/8       31-1/2         0.70
     First Quarter.......................        40           34-5/8         0.70

   1993
     Fourth Quarter......................        39-7/8       36-3/8        $0.70
     Third Quarter.......................        40           36-3/8         0.70
     Second Quarter......................        40-3/4       36-3/8         0.70
     First Quarter.......................        39-3/4       35-3/4         0.70

As of January 31, 1995, there were approximately 18,000 unitholders.

                                EXHIBIT INDEX                        SEQUENTIAL
                                                                      PAGE NO.

 Exhibit
 Number                             Description
- --------      --------------------------------------------------------------
  3.1       Amended and Restated Agreement of Limited Partnership of the
            Registrant, dated as of December 19, 1988.(1988 Form 10-K-Exhibit
            3.1)
  3.2       Amended and Restated Agreement of Limited Partnership of the
            Operating Partnership, dated as of December 19, 1988. (1988 Form 10-
            K - Exhibit 3.2)
  3.3       Certificate of Limited Partnership of the Registrant, dated as of
            August 23, 1988. (1988 Form 10-K - Exhibit 3.3)
  3.4       Certificate of Limited Partnership of the Operating Partnership,
            dated as of August 23, 1988. (1988 Form 10-K - Exhibit 3.5)
  3.5       Assumption Agreement between the Registrant and Santa Fe Pacific
            Pipelines, Inc., dated as of December 7, 1989. (1989 Form 10-K -
            Exhibit 3.4)
  3.6       Amendment No. 1 to Amended and Restated Agreement of Limited
            Partnership of the Registrant, dated as of December 7, 1989. (1989
            Form 10-K -Exhibit 3.2)
  3.7       Certificate of Amendment to Certificate of Limited Partnership of
            the Registrant, dated as of December 7, 1989. (1989 Form 10-K -
            Exhibit 3.3)
  3.8       Amendment No. 1 to Amended and Restated Agreement of Limited
            Partnership of the Operating Partnership, dated as of December 7,
            1989. (1989 Form 10-K - Exhibit 3.5)
  3.9       Certificate of Amendment to Certificate of Limited Partnership of
            the Operating Partnership, dated as of December 7, 1989. (1989 Form
            10-K - Exhibit 3.6)
  3.10      Amendment No. 2 to Amended and Restated Agreement of Limited
            Partnership of the Operating Partnership, dated as of January 24,
            1990. (1989 Form 10-K - Exhibit 3.8)
  3.11      Certificate of Amendment No. 2 to Certificate of Limited Partnership
            of the Operating Partnership, dated as of January 30, 1990. (1989
            Form 10-K - Exhibit 3.9)
  4.1       Form of Deposit Agreement between the Registrant, American Stock
            Transfer & Trust Company and the General Partner, as attorney-in-
            fact for holders of units and depositary receipts. (Form S-1
            Registration Statement No. 33-24395 - Exhibit 4.1)
  4.2       First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate note agreements, identical except for signatures). (1988 Form 10-K - Exhibit 4.2)
  4.3       Deed of Trust, Security Agreement and Fixture Filing, dated December
            8, 1988, between the Operating Partnership, the General Partner,
            Chicago Title Insurance Company and Security Pacific National Bank.
            (1988 Form 10-K - Exhibit 4.3)
  4.4       Trust Agreement, dated December 19, 1988, between the Operating
            Partnership, the General Partner and Security Pacific National Bank.
            (1988 Form 10-K - Exhibit 4.4)
  4.5       The Operating Partnership has established a $60 million term credit facility with three banks, dated as of October 14, 1993. As the maximum allowable borrowings under this facility do not exceed 10%
            of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange
            Commission upon request.
  21        Subsidiaries of the Registrant*
  24        Powers of attorney*
  27        Financial Data Schedule as of and for the year ended December 31,
            1994*

            * Filed herewith.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1994: None