Form 10-Q
period 1995-03-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1995-05-12
CIK 840251

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


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



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS: YES [X] NO [_]

===============================================================================

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----
          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet at March 31, 1995
       and December 31, 1994.............................    1

     Consolidated Statement of Income for the
       three-month periods ended March 31, 1995
       and 1994..........................................    2

    Consolidated Statement of Cash Flows for the
       three-month periods ended March 31, 1995
       and 1994..........................................    3

     Notes to Consolidated Financial Statements..........    4

Item 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and Results
         of Operations...................................    5

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................    7

Item 6.  Exhibits and Reports on Form 8-K................    7

Signature................................................    8

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET
                                (In thousands)

                                                       March 31,    December 31,
                                                          1995          1994
                                                      ------------  ------------
                                                      (Unaudited)
                  ASSETS
Current assets
  Cash and cash equivalents.......................... $ 50,913       $ 48,948
  Amounts receivable, net............................   38,419         36,470
  Other current assets...............................    9,938          2,420
                                                      --------       --------
     Total current assets............................   99,270         87,838
                                                      --------       --------
Properties, plant and equipment......................  692,945        691,263
  Less accumulated depreciation......................   81,352         78,224
                                                      --------       --------
     Net properties, plant and equipment.............  611,593        613,039
Other assets.........................................   13,368         13,895
                                                      --------       --------
     Total assets.................................... $724,231       $714,772
                                                      ========       ========

       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Accounts payable.................................. $  3,226       $  3,369
   Accrued liabilities...............................   37,494         28,403
                                                      --------       --------
     Total current liabilities.......................   40,720         31,772
Long-term debt.......................................  355,000        355,000
Other long-term liabilities..........................   37,728         38,363
                                                      --------       --------
     Total liabilities...............................  433,448        425,135
                                                      --------       --------
Minority interest....................................    1,874          1,676
                                                      --------       --------
Commitments and contingencies (Notes (f) and (g))
                                                      --------       --------
Partners' capital
  General Partner....................................    1,874          1,676
  Limited Partner....................................  287,035        286,285
                                                      --------       --------
     Total partners' capital.........................  288,909        287,961
                                                      --------       --------
     Total liabilities and partners' capital......... $724,231       $714,772
                                                      ========       ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (In thousands, except per unit amounts)

                                                                 Three months
                                                                ended March 31,
                                                              ------------------
                                                                1995      1994
                                                              --------  --------
Operating revenues
     Trunk revenues.........................................   $42,368   $41,282
     Storage and terminaling revenues.......................     8,765     8,609
     Other revenues.........................................     3,067     2,631
                                                               -------   -------
        Total operating revenues............................    54,200    52,522
                                                               -------   -------
Operating expenses
     Field operating expenses...............................     8,849     7,967
     General and administrative expenses....................     6,595     6,327
     Facilities costs.......................................     5,509     5,469
     Depreciation and amortization..........................     5,095     4,878
     Power cost.............................................     4,519     4,425
                                                               -------   -------
        Total operating expenses............................    30,567    29,066
                                                               -------   -------
Operating income............................................    23,633    23,456
Interest expense............................................     9,228     9,260
Other income, net...........................................       725       177
                                                               -------   -------
Net income before minority interest.........................    15,130    14,373
Less minority interest in net income........................      (488)     (298)
                                                               -------   -------
Net income..................................................   $14,642   $14,075
                                                               =======   =======
Income per unit.............................................   $  0.74   $  0.72
                                                               =======   =======

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)


                                                           Three months
                                                          ended March 31,
                                                      -----------------------
                                                        1995           1994
                                                      --------       --------
Cash flows from operating activities:
  Net income........................................  $ 14,642       $ 14,075
                                                      --------       --------

  Adjustments to reconcile net income to net
   cash provided by operating activities--
     Depreciation and amortization..................     5,095          4,878
     Minority interest in net income................       488            298
     Environmental and litigation costs paid........      (815)          (428)
     Other, net.....................................       406            428
     Changes in:
       Accounts receivable..........................    (1,949)           526
       Accounts payable and accrued liabilities.....     8,948          8,109
       Other current assets.........................    (7,518)        (3,280)
                                                      --------       --------
         Total adjustments..........................     4,655         10,531
                                                      --------       --------
         Net cash provided by operating activities..    19,297         24,606
                                                      --------       --------

Cash flows from investing activities:
  Capital expenditures..............................    (3,348)        (1,851)
  Other.............................................        --            101
                                                      --------       --------
         Net cash used by investing activities......    (3,348)        (1,750)

Cash flows from financing activities:
  Distributions to Partners.........................   (13,984)       (13,984)
                                                      --------       --------

Increase in cash and cash equivalents...............     1,965          8,872
Cash and cash equivalents--
  Beginning of period...............................    48,948         32,162
                                                      --------       --------
  End of period.....................................  $ 50,913       $ 41,034
                                                      ========       ========

Interest paid.......................................  $    191       $     --
                                                      ========       ========

                See Notes to Consolidated Financial Statements.

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The consolidated financial statements should be read in conjunction with the Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") Annual Report on Form 10-K for the year ended December 31, 1994.

(b) In the opinion of Partnership management, all adjustments necessary for a fair statement of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature.

(c) The consolidated statement of income for the three-month period ended March 31, 1995 is not necessarily indicative of the results of operations to be expected for the full year 1995.

(d) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% and 2.07% of net income before minority interest for the three-month periods ended March 31, 1995 and 1994, respectively, is based on its percentage of cash distributions from available cash at the end of each quarter.

(e) On April 13, 1995, the Partnership declared a cash distribution of $0.75 per unit for the first quarter of 1995, to be paid on May 15, 1995 to unitholders of record on April 28, 1995.

(f) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1994, certain of the Partnership's shippers have filed civil suits and initiated a Federal Energy Regulatory Commission ("FERC") proceeding alleging, among other things, that the shippers had been damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive.

The Partnership's accompanying balance sheet includes reserves for litigation costs, which reflect the settlement terms of one civil action as well as anticipated legal fees and other costs related to the FERC proceeding and the remaining civil action. Management believes that it has acted properly with respect to expansion of the East Line and the direction of flow of the six-inch pipeline from Phoenix to Tucson, Arizona, which are the primary issues in the remaining civil action. Management also believes that the Partnership's current tariffs are just and reasonable. However, because of the nature of the FERC rate-making methodology, it is not possible to predict with certainty whether the Partnership's assumptions and rate-making approach will be upheld by the FERC or whether any reparations will be ordered to be paid to the complainants or any prospective rate reductions will be required. A decision by the FERC which results in significant reparations being paid and a significant reduction in the Partnership's current tariffs could have a material adverse effect on the Partnership's results of operations, financial condition and ability to maintain its current quarterly cash distribution.

(g) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1994, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions.

The Partnership's accompanying balance sheet includes reserves for environmental costs that relate to existing conditions caused by past operations. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations. Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.



              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO 1994 PERIOD

The Partnership reported net income for the three months ended March 31, 1995 of $14.6 million, compared to net income of $14.1 million in the corresponding 1994 quarter. Revenues for the first quarter of 1995 of $54.2 million were $1.7 million, or 3%, above the 1994 quarter's levels. Trunk revenues were $1.1 million higher than in the 1994 quarter primarily due to higher volumes. Total volumes transported increased about 2.5% from the first quarter of 1994, with commercial volumes 3% higher, and military volumes 3% lower, than in 1994. First quarter deliveries to most of the markets served by the Partnership increased in 1995, although Southern California deliveries were lower as a result of heavy rains and intermittent down-time to repair flood-related pipeline damage. Other revenues increased $0.4 million as the result of new terminal services offered.

Operating expenses of $30.6 million were $1.5 million higher than in the 1994 quarter, with higher field operating expenses ($0.9 million), general and administrative expenses ($0.3 million), depreciation and amortization ($0.2 million) and power cost ($0.1 million) accounting for the increase. The increase in field operating expenses is primarily attributable to higher pipeline maintenance and repairs, primarily related to flood damage, and higher environmental costs. General and administrative expenses were higher due to outside legal and consulting costs, primarily resulting from the Sparks, Nevada remediation and associated litigation, as well as higher incentive compensation expense. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs. The increase in power cost resulted from improved volumes.

Other income, net increased $0.5 million over the 1994 quarter primarily due to higher interest income, which resulted from higher interest rates and cash balances. The minority interest in net income is allocated based on the minority interest's percentage of total cash distributions declared for a period, and increases as quarterly distributions to unitholders exceed certain specified targets. The minority interest increased $0.2 million in 1995 due to the effect of the first quarter per unit cash distribution being increased from $0.70 in 1994 to $0.75 in 1995.


FINANCIAL CONDITION

For the three months ended March 31, 1995, cash and cash equivalents increased $2.0 million. Cash flow from operations before working capital and minority interest adjustments totaled $19.3 million for the three months, an increase of $0.4 million from the corresponding 1994 period. Working capital cash requirements increased $5.9 million from the corresponding 1994 three-month period primarily due to purchase of a $3.1 million short-term investment and the timing of cash receipts on reimbursable pipeline relocation projects. Significant uses of cash included cash distributions of $14.0 million and capital expenditures of $3.3 million. Total cash and cash equivalents of $50.9 million at March 31, 1995 included $15.4 million for the first quarter 1995 distribution to be paid to unitholders in May 1995.

First quarter 1995 capital expenditures of $3.3 million were $1.5 million higher than in the prior year. Full year 1995 capital expenditures are expected to total approximately $32 million. During the first quarter of 1995, the Partnership continued to investigate the feasibility of providing pipeline service from the San Francisco Bay area to Colton, in Southern California by expanding the existing capacity on its North Line and building a new line between Fresno and Colton. If sufficient shipper throughput commitments are obtained and project approval is received, the total investment in this project could exceed $100 million, depending on the pipeline capacity and routing selected. The Partnership expects that it will generally finance its ongoing capital program with internally-generated funds; however, the Partnership may use borrowed funds or proceeds from additional equity offerings to finance a portion of significant capital expenditures, such as this potential project that may be undertaken to link Northern and Southern California.

Long-term debt at March 31, 1995 aggregated $355 million and consisted of $344 million of First Mortgage Notes (the "Notes") and an $11 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.

OTHER MATTERS

Reference is made to Notes (f) and (g) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, and to
Part II, Item 1 of this Report, for discussions of the status of the East Line litigation and FERC proceeding and of environmental matters.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reference is made to Item 3 in the Partnership's 1994 Annual Report on Form 10-K for background information on certain litigation.

EAST LINE LITIGATION AND FERC PROCEEDING

The Partnership submitted its case-in-chief in the FERC proceeding on April 4, 1995. The cost of service computations for the years 1990 through 1993 presented in the Partnership's case-in-chief support the Partnership's position that the current South System tariffs are just and reasonable and that the Partnership's cost of service exceeded the revenues generated in each of the years except 1991, for which, under the Partnership's presentation, an immaterial amount of reparations may be payable.

On April 3, 1995, Mobil Oil Corporation ("Mobil"), not previously a participant in the FERC proceeding, moved to intervene. The FERC Administrative Law Judge has deferred ruling on that motion pending FERC action on a separately-filed complaint by Mobil. The present procedural schedule calls for the complainants and FERC Staff to conduct discovery and submit rebuttal to the Partnership's testimony by mid-August 1995. Hearings before the FERC Administrative Law Judge are scheduled to commence in October 1995, with an initial decision not expected until mid- to late-1996.

ENVIRONMENTAL MATTERS

With respect to the litigation associated with the Sparks, Nevada remediation, the judge assigned to the consolidated matters has expressed a strong interest in seeing that these matters are resolved prior to trial and, in accordance with the judge's order, briefs on settlement approaches were submitted by the various parties on April 17, 1995.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as part of this report:

     Exhibit 27 Financial Data Schedule as of and for the three months ended March 31, 1995.

(b)  Reports on Form 8-K filed during the quarter ended March 31, 1995:
     None.

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

                                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                                    (Registrant)

                                      By: SANTA FE PACIFIC PIPELINES, INC., AS
                                          GENERAL PARTNER




Date:  May 11, 1995                   By:         /s/ BARRY R. PEARL
                                          -------------------------------------
                                                     Barry R. Pearl
                                                  Senior Vice President,
                                          Treasurer and Chief Financial Officer
                                               (On behalf of the Registrant)