Form 10-Q
period 1995-06-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1995-08-14
CIK 840251

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

================================================================================

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----

           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

    Consolidated Balance Sheet at June 30, 1995
     and December 31, 1994...............................    1

    Consolidated Statement of Income for the three-
     and six-month periods ended June 30, 1995 and 1994..    2

    Consolidated Statement of Cash Flows for the three-
     and six-month periods ended June 30, 1995 and 1994..    3

    Notes to Consolidated Financial Statements...........    4

Item 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations...........................    5

           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................    8

Item 5.  Other Information...............................    9

Item 6.  Exhibits and Reports on Form 8-K................    9

Signature................................................   10


                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                                (In thousands)

                                                                     June 30,          December 31,
                                                                      1995                1994
                                                                    ---------          ------------
                          ASSETS
Current assets
  Cash and cash equivalents ....................................    $  43,229            $  48,948
  Accounts receivable, net .....................................       40,136               36,470
  Other current assets .........................................        5,405                2,420
                                                                    ---------            ---------
    Total current assets .......................................       88,770               87,838
                                                                    ---------            ---------
Properties, plant and equipment ................................      698,213              691,263
  Less accumulated depreciation ................................       84,830               78,224
                                                                    ---------            ---------
    Net properties, plant and equipment ........................      613,383              613,039

Other assets ...................................................       13,676               13,895
                                                                    ---------            ---------
    Total assets ...............................................    $ 715,829            $ 714,772
                                                                    =========            =========


                LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable .............................................    $   2,958            $   3,369
  Accrued liabilities ..........................................       24,513               28,403
                                                                    ---------            ---------
    Total current liabilities ..................................       27,471               31,772

Long-term debt .................................................      355,000              355,000

Other long-term liabilities ....................................       45,190               38,363
                                                                    ---------            ---------
    Total liabilities ..........................................      427,661              425,135
                                                                    ---------            ---------
Minority interest ..............................................        1,790                1,676
                                                                    ---------            ---------
Commitments and contingencies (Notes (f) and (g)) ..............
                                                                    ---------            ---------

Partners' capital
  General Partner ..............................................        1,790                1,676
  Limited Partner ..............................................      284,588              286,285
                                                                    ---------            ---------
    Total partners' capital ....................................      286,378              287,961
                                                                    ---------            ---------
    Total liabilities and partners' capital ....................    $ 715,829            $ 714,772
                                                                    =========            =========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                       CONSOLIDATED STATEMENT OF INCOME

                                  (Unaudited)

                    (In thousands, except per unit amounts)

                                             Three months          Six months
                                            ended June 30,        ended June 30,
                                         -----------------     -----------------
                                           1995      1994        1995      1994
                                         -------   -------     -------  --------
Operating revenues

  Trunk revenues ......................  $47,610   $45,798     $89,978  $ 87,080
  Storage and terminaling revenues ....    9,643     9,446      18,408    18,055
  Other revenues ......................    3,301     2,918       6,368     5,549
                                         -------   -------     -------  --------
    Total operating revenues ..........   60,554    58,162     114,754   110,684
                                         -------   -------     -------  --------

Operating expenses

  Field operating expenses ............    8,195     7,781      17,044    15,748
  General and administrative expenses .    6,347     5,339      12,942    11,666
  Facilities costs ....................    5,496     5,267      11,005    10,736
  Depreciation and amortization .......    5,090     4,908      10,185     9,786
  Power cost ..........................    5,159     4,783       9,678     9,208
  Provision for environmental
   costs (Notes (f) and (g)) ..........    9,000        --       9,000        --
                                         -------   -------     -------  --------
    Total operating expenses ..........   39,287    28,078      69,854    57,144
                                         -------   -------     -------  --------
Operating income.......................   21,267    30,084      44,900    53,540

Interest expense.......................    9,319     9,328      18,547    18,588

Other income, net......................      788     3,417       1,513     3,594
                                         -------   -------     -------  --------
Net income before minority interest....   12,736    24,173      27,866    38,546

Less minority interest in net income...     (411)     (501)       (899)     (799)
                                         -------   -------     -------  --------
Net income.............................  $12,325   $23,672     $26,967   $37,747
                                         =======   =======     =======   =======
Income per unit........................  $  0.62   $  1.21     $  1.36   $  1.93
                                         =======   =======     =======   =======

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)

                                                     Three months          Six months
                                                    ended June 30,        ended June 30,
                                                 ------------------    ------------------
                                                   1995      1994        1995      1994
                                                 --------  --------    --------  --------
Cash flows from operating activities:
 Net income ..............................       $ 12,325  $ 23,672    $ 26,967  $ 37,747
                                                 --------  --------    --------  --------
 Adjustments to reconcile net income to net
  cash provided by operating activities--
   Depreciation and amortization ..........         5,090     4,908      10,185     9,786
   Minority interest in net income ........           411       501         899       799
   Environmental and litigation costs paid,
    net of provisions .....................         7,475    (1,203)      6,660    (1,275)
   Other, net .............................           608    (2,583)      1,014    (2,511)
   Changes in:
    Accounts receivable ...................        (1,717)     (331)     (3,666)      195
    Accounts payable and
     accrued liabilities ..................       (13,249)  (10,616)     (4,301)   (2,507)
    Other current assets ..................         4,533    (9,519)     (2,985)  (12,799)
                                                 --------  --------    --------  --------
     Total adjustments ....................         3,151   (18,843)      7,806    (8,312)
                                                 --------  --------    --------  --------
     Net cash provided by
      operating activities ................        15,476     4,829      34,773    29,435
                                                 --------  --------    --------  --------
Cash flows from investing activities:
 Capital expenditures ....................         (7,808)   (3,268)    (11,156)   (5,119)
 Other ...................................             --      (173)         --       (72)
                                                 --------  --------    --------  --------
    Net cash used by investing activities          (7,808)   (3,441)    (11,156)   (5,191)

Cash flows from financing activities:
 Distributions to partners ...............        (15,352)  (13,984)    (29,336)  (27,968)
                                                 --------  --------    --------  --------
Decrease in cash and cash equivalents ....         (7,684)  (12,596)     (5,719)   (3,724)
Cash and cash equivalents--
 Beginning of period .....................         50,913    41,034      48,948    32,162
                                                 --------  --------    --------  --------
 End of period ...........................       $ 43,229  $ 28,438    $ 43,229  $ 28,438
                                                 ========  ========    ========  ========

Interest paid ............................       $ 18,313  $ 18,663    $ 18,504  $ 18,663
                                                 ========  ========    ========  ========

                See Notes to Consolidated Financial Statements.

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") for the year ended December 31, 1994.

(b) In the opinion of Partnership management, all adjustments necessary for a fair statement of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature.

(c) The consolidated statement of income for the three- and six-month periods ended June 30, 1995 is not necessarily indicative of the results of operations to be expected for the full year 1995.

(d) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% and 2.07% of net income before minority interest in 1995 and 1994, respectively, is based on its percentage of cash distributions from available cash at the end of each quarter.

(e) On July 13, 1995, the Partnership declared a cash distribution of $0.75 per unit for the second quarter of 1995, to be paid on August 14, 1995 to unitholders of record on July 31, 1995.

(f) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1994, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's tariffs and charges on its East and West Lines are excessive. In July 1993, the Partnership settled the civil suit brought by Navajo Refining Company, however the remaining civil suit brought by El Paso Refinery, L.P. ("El Paso") and its general partner remains unresolved and is currently in the discovery phase.

As described under Part II, Item 1. Legal Proceedings, in June 1995, the FERC issued a decision in an unrelated oil pipeline rate proceeding that a pipeline partnership may not include an income tax allowance in its cost of service with respect to partnership income attributable to limited partnership interests held by individuals. If upheld and applied in the Partnership's FERC proceeding, the Partnership's revenues would likely be reduced; however, management does not currently believe that the effect of this decision, standing alone, would have a material adverse effect on the Partnership's financial condition or its ability to maintain its current quarterly cash distribution.

The Partnership's accompanying balance sheet includes accruals for costs related to the resolution of the El Paso civil suit and FERC proceeding. Prior to the ultimate resolution of these matters, as additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain the litigation reserves at a level deemed adequate at that time, and such costs could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its current quarterly cash distribution.

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

The Partnership's accompanying balance sheet includes reserves for environmental costs that relate to existing conditions caused by past operations. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations. During the quarter ended June 30, 1995, the Partnership recorded a $9.0 million addition to its existing environmental reserves to reflect management's current assessment of the Partnership's potential liabilities associated with environmental costs, including litigation related to the Sparks, Nevada remediation. Based on the information presently available, after giving effect to the $9.0 million provision, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO 1994 PERIOD
The Partnership reported net income for the three months ended June 30, 1995 of $12.3 million, compared to net income of $23.7 million in the corresponding 1994 quarter primarily due to special items recorded during the second quarter in each year. Second quarter results of operations include a $9.0 million provision for environmental costs in 1995 and a $3.1 million credit resulting from changes in eligibility requirements for postretirement medical benefits in 1994. Excluding the 1995 provision and the 1994 credit, adjusted second quarter net income was $21.0 million in 1995 and $20.6 million in 1994. Revenues for the second quarter of 1995 of $60.6 million were $2.4 million, or 4%, above the 1994 quarter's levels. Trunk revenues were $1.8 million higher than in the 1994 quarter primarily due to higher volumes. Total volumes transported increased about 3% from the second quarter of 1994, with commercial volumes 4% higher, and military volumes 10% lower, than in 1994. Second quarter deliveries to most of the markets served by the Partnership have increased in 1995, although Southern California deliveries continue to be lower as a result of sluggish economic conditions and competition from short-haul trucking. Other revenues increased $0.4 million as the result of new terminal services offered.

Operating expenses of $39.3 million were $11.2 million higher than in the 1994 quarter, due largely to the $9.0 million environmental provision. Excluding that provision, operating expenses would have been $2.2 million, or 8%, higher than in the prior year quarter due to higher general and administrative expenses ($1.0 million), field operating expenses ($0.4 million), power cost ($0.4 million), facilities costs ($0.2 million) and depreciation and amortization ($0.2 million). General and administrative expenses were higher due to outside legal costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada remediation, partially offset by lower employee health care and postretirement benefit costs. The increase in field operating expenses is primarily attributable to higher pipeline maintenance and repairs. The increase in power cost resulted from increased volumes and greater usage of drag reducing agent. Facilities costs were higher due to higher right-of-way rental expense. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs.

Other income, net decreased $2.6 million compared to the 1994 quarter primarily due to the $3.1 million postretirement benefit credit recorded in 1994, partially offset by higher interest income in 1995, which resulted from higher interest rates and cash balances. Despite the lower operating results, the minority interest allocation decreased by only $0.1 million in 1995 due to the effect of the increased quarterly per unit cash distribution, from $0.70 in 1994 to $0.75 in 1995, on the income allocation percentages.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO 1994 PERIOD
The Partnership reported net income for the six months ended June 30, 1995 of $27.0 million, compared to net income of $37.7 million in the corresponding 1994 period primarily due to the special items noted above. Excluding the second quarter 1995 provision and the 1994 credit, adjusted net income was $35.7 million in the 1995 six-month period, compared to $34.7 million in 1994. Revenues for the first half of 1995 of $114.8 million were $4.1 million, or 4%, above 1994 levels. Trunk revenues were $2.9 million higher than in the 1994 period primarily due to higher volumes. Commercial volumes, and total volumes, transported increased about 3% from the first six months of 1994, although military volumes were 6% lower. Year to date, deliveries to most of the markets served by the Partnership have increased compared to 1994, although Southern California deliveries continue to be lower as a result of sluggish economic conditions and competition from short-haul trucking. Other revenues increased $0.8 million as the result of new terminal services offered.

Operating expenses of $69.9 million were $12.7 million higher than in the first six months of 1994, due largely to the 1995 environmental provision. Excluding that provision, operating expenses would have been $3.7 million, or 7%, higher than in the prior year period due to higher field operating expenses ($1.3 million), general and administrative expenses ($1.3 million), power cost ($0.5 million), depreciation and amortization ($0.4 million) and facilities costs ($0.3 million). The increase in field operating expenses is primarily attributable to higher pipeline maintenance and repairs, in some cases related to flood damage. General and administrative expenses were higher due to outside legal and consulting costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada remediation, partially offset by lower employee health care and postretirement benefit costs. The increase in power cost resulted from increased volumes and greater usage of drag reducing agent. Facilities costs were higher due to higher right-of-way rental expense. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs.

Other income, net decreased $2.1 million compared to the 1994 period primarily due to the $3.1 million postretirement benefit credit recorded in 1994, partially offset by higher interest income in 1995, which resulted from higher interest rates and cash balances. Despite the lower operating results, the minority interest allocation increased $0.1 million in 1995 due to the effect of the increased quarterly per unit cash distribution.


FINANCIAL CONDITION
For the six months ended June 30, 1995, cash and cash equivalents decreased $5.7 million. Cash flow from operations before working capital and minority interest adjustments totaled $44.8 million for the six months, an increase of $1.1 million from the corresponding 1994 period. Working capital cash requirements decreased $4.2 million from the corresponding 1994 six-month period primarily due to the nonrecurring purchase of $11.8 million in short-term investments in 1994, partially offset by increased nontrade receivable balances in 1995. Significant uses of cash included cash distributions of $29.3 million and capital expenditures of $11.2 million. Total cash and cash equivalents of $43.2 million at June 30, 1995 included $15.4 million for the second quarter 1995 distribution to be paid to unitholders in August 1995.

Second quarter 1995 capital expenditures of $7.8 million were $4.5 million higher than in the prior year. During the first half of 1995, the Partnership continued to investigate the feasibility of providing pipeline service from the San Francisco Bay area to Colton, in Southern California, by expanding the existing capacity on its North Line and building a new line between Fresno and Colton. The level of shipper throughput commitments obtained to date is not sufficient to proceed with the project at this time, however additional shipper commitments are being pursued aggressively. Because of the additional time required for this effort and attendant delays in permitting, it is anticipated that the project, if approved, would not be completed until mid-1998. The Partnership expects that it will finance its 1995 capital program with internally-generated funds; however, the Partnership may use borrowed funds or proceeds from additional equity offerings to finance a portion of significant capital expenditures, such as the potential project that may be undertaken to link Northern and Southern California.

Long-term debt at June 30, 1995 aggregated $355 million and consisted of $344 million of First Mortgage Notes (the "Notes") and an $11 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.


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

EAST LINE CIVIL LITIGATION AND FERC PROCEEDING
The Partnership submitted its case-in-chief in the FERC proceeding on April 4, 1995. The present procedural schedule calls for the complainants and FERC Staff to submit rebuttal to the Partnership's testimony on August 28, 1995. Hearings before the FERC Administrative Law Judge are scheduled to commence in late 1995, with an initial decision not expected until mid- to late-1996.

On June 15, 1995, the FERC issued a decision in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead, which is also a publicly traded partnership engaged in oil pipeline transportation, may not include an income tax allowance in its cost of service with respect to partnership income that is attributable to limited partnership interests held by individuals. In July 1995, Lakehead requested rehearing of the decision by the FERC, and that request is currently pending. Should this ruling be upheld and applied in the Partnership's rate proceeding, it would currently allow the Partnership to include approximately 60% of its income tax allowance in its cost of service, rather than the full entitlement that was reflected in the Partnership's testimony in its FERC proceeding. Management is presently reviewing the potential impact of the Lakehead decision on the Partnership's position in the present FERC proceeding, and intends to vigorously defend its entitlement to a full income tax allowance in its cost of service.

On April 3, 1995 and on August 7, 1995, Mobil Oil Corporation and Tosco Corporation, respectively, two primarily West Line shippers that were not previously participants in the FERC proceeding, filed complaints against the Partnership's South System rates and moved to consolidate those complaints with the current proceeding. The Partnership intends to vigorously defend its rates against those complaints as well as those in the current proceeding.

ENVIRONMENTAL MATTERS
With respect to the litigation associated with the Sparks, Nevada remediation, on July 27, 1995, the Partnership and seven other defendants (the "defendant group") entered into a Stipulation and Consent Decree with the State of Nevada, Division of Environmental Protection settling all claims made by the State of Nevada related to the soil and ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal in Sparks, Nevada. The defendant group has agreed to pay the State of Nevada, upon entry of the consent decree by the court, a total principal amount of $10 million in eleven equal payments over ten years. The defendant group has also entered into a settlement agreement with the Washoe County Health Department (the "County"), whereby the defendant group will pay the County the sum of $150,000 in settlement of all of the County's claims associated with the same soil and groundwater contamination in Sparks, Nevada. The Partnership's share of these costs was included as a component of the $9.0 million provision for environmental costs recorded during the quarter ended June 30, 1995.

A nonbinding mediation to resolve the claims of the City of Sparks has been scheduled for September 1995, and efforts are also underway to resolve the claims of certain property owners in the vicinity of the site.

ITEM 5. OTHER INFORMATION.

On June 29, 1994, Santa Fe Pacific Corporation ("SFP"), and Burlington Northern Inc. ("BNI") entered into a definitive Agreement and Plan of Merger, as amended, (the "Merger") pursuant to which SFP is to merge with and into BNI, with BNI being the surviving corporation. The merger was approved by the stockholders of both SFP and BNI on February 7, 1995. At its July 20, 1995, voting conference, the Interstate Commerce Commission ("ICC") voted to approve the Merger and, in accordance with its procedural schedule, is expected to issue its formal, written decision by August 23, 1995. The ICC's written decision will specify the effective date of the decision. Depending on the effective date of the ICC decision and the absence of any action to delay or otherwise stay effectiveness, it is possible that the Merger could be consummated as early as the end of the third quarter 1995. Based on the voting conference, the ICC's written decision will place certain limited conditions on the Merger, primarily relating to allowing other railroad carriers to operate on specific portions of tracks owned by subsidiaries of SFP and BNI.

The Registrant's general partner and 42% limited partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), is a wholly owned indirect subsidiary of SFP. Management believes that this merger will have no significant impact on the operations or financial condition of the Partnership or the General Partner.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as part of this report:

     Exhibit 27 Financial Data Schedule as of and for the six months ended June 30, 1995.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1995: None.

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

                                SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                              (Registrant)

                                By: SANTA FE PACIFIC PIPELINES, INC., AS
                                             GENERAL PARTNER


Date:  August 11, 1995          By: /s/ IRVIN TOOLE, JR.
                                   ------------------------------------------
                                            Irvin Toole, Jr.
                                          President, Chairman
                                      and Chief Executive Officer
                                      (On behalf of the Registrant)