Form 10-Q
period 1995-09-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1995-11-14
CIK 840251

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

    Consolidated Balance Sheet at September 30, 1995 and
      December 31, 1994..................................................     1

    Consolidated Statement of Income for the three- and nine-month
      periods ended September 30, 1995 and 1994..........................     2

    Consolidated Statement of Cash Flows for the three- and nine-month
      periods ended September 30, 1995 and 1994..........................     3

    Notes to Consolidated Financial Statements...........................     4


Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.................     5


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     8

Item 5.  Other Information...............................................     9

Item 6.  Exhibits and Reports on Form 8-K................................     9

Signature................................................................    10

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                                  September 30,   December 31,
                                                                      1995            1994
                                                                  -------------   ------------
                                  A S S E T S
Current assets
  Cash and cash equivalents ....................................    $  53,345      $  48,948
  Accounts receivable, net .....................................       39,452         36,470
  Other current assets .........................................        4,968          2,420
                                                                    ---------      ---------
    Total current assets .......................................       97,765         87,838
                                                                    ---------      ---------
Properties, plant and equipment ................................      705,331        691,263
  Less accumulated depreciation ................................       88,769         78,224
                                                                    ---------      ---------
    Net properties, plant and equipment ........................      616,562        613,039
Other assets ...................................................       12,855         13,895
                                                                    ---------      ---------
    Total assets ...............................................    $ 727,182      $ 714,772
                                                                    =========      =========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable .............................................    $   2,547      $   3,369
  Accrued liabilities ..........................................       36,236         28,403
                                                                    ---------      ---------
    Total current liabilities ..................................       38,783         31,772
Long-term debt .................................................      355,000        355,000
Other long-term liabilities ....................................       42,317         38,363
                                                                    ---------      ---------
    Total liabilities ..........................................      436,100        425,135
                                                                    ---------      ---------
Minority interest ..............................................        1,884          1,676
                                                                    ---------      ---------
Commitments and contingencies (Notes (f) and (g)) ..............
                                                                    ---------      ---------
Partners' capital
  General Partner ..............................................        1,884          1,676
  Limited Partners .............................................      287,314        286,285
                                                                    ---------      ---------
    Total partners' capital ....................................      289,198        287,961
                                                                    ---------      ---------
    Total liabilities and partners' capital ....................    $ 727,182      $ 714,772
                                                                    =========      =========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                    (In thousands, except per unit amounts)

                                                Three months                        Nine months
                                             ended September 30,                ended September 30,
                                           ----------------------            -------------------------
                                              1995         1994                 1995           1994
                                           ---------    ---------            ----------     ----------
Operating revenues
  Trunk revenues ......................    $  47,721    $  46,802            $  137,699     $  133,882
  Storage and terminaling revenues ....        9,876        9,828                28,284         27,883
  Other revenues ......................        3,198        2,816                 9,566          8,365
                                           ---------    ---------            ----------     ----------
    Total operating revenues ..........       60,795       59,446               175,549        170,130
                                           ---------    ---------            ----------     ----------
Operating expenses
  Field operating expenses ............        8,369        8,488                25,413         24,236
  General and administrative expenses .        7,993        4,925                20,935         16,591
  Facilities costs ....................        5,959        5,234                16,964         15,970
  Power costs .........................        6,345        5,887                16,023         15,095
  Depreciation and amortization .......        5,151        4,970                15,336         14,756
  Provision for environmental costs
   (Notes (f) and (g)) ................           -            -                  9,000             -
                                           ---------    ---------            ----------     ----------
    Total operating expenses ..........       33,817       29,504               103,671         86,648
                                           ---------    ---------            ----------     ----------

Operating income.......................       26,978       29,942                71,878         83,482

Interest expense.......................        9,335        9,493                27,882         28,081

Other income, net......................          623          681                 2,136          4,275
                                           ---------    ---------            ----------     ----------

Net income before minority interest....       18,266       21,130                46,132         59,676

Less minority interest in net income...         (589)        (438)               (1,488)        (1,238)
                                           ---------    ---------            ----------     ----------

Net income.............................    $  17,677    $  20,692            $   44,644     $   58,438
                                           =========    =========            ==========     ==========

Income per unit........................    $    0.89    $    1.06            $     2.25     $     2.99
                                           =========    =========            ==========     ==========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                       Three months                             Nine months
                                                    ended September 30,                      ended September 30,
                                                ---------------------------             ---------------------------
                                                   1995              1994                  1995              1994
                                                ---------         ---------             ---------         ---------
Cash flows from operating activities:
 Net income ................................    $  17,677         $  20,692             $  44,644         $  58,438
                                                ---------         ---------             ---------         ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities--
    Depreciation and amortization...........        5,151             4,970                15,336            14,756
    Minority interest in net income.........          589               439                 1,488             1,238
    Environmental and litigation costs paid,
     net of provisions......................       (3,893)           (2,843)                2,767            (4,489)
    Changes in postretirement benefits......           -                 -                     -             (3,087)
    Other, net..............................          506                94                 1,520             1,040
    Changes in:
     Short-term investments.................           -              1,980                    -             (9,857)
     Accounts receivable....................          684            (1,337)               (2,982)           (1,141)
     Accounts payable & accrued liabilities        12,312             9,373                 8,011             6,865
     Other current assets...................          437             1,938                (2,548)              977
                                                ---------         ---------             ---------         ---------
        Total adjustments ..................       15,786            14,614                23,592             6,302
                                                ---------         ---------             ---------         ---------
        Net cash provided by
         operating activities...............       33,463            35,306                68,236            64,740
                                                ---------         ---------             ---------         ---------
Cash flows from investing activities:
 Capital expenditures.......................       (7,996)           (3,913)              (19,152)           (9,031)
 Other......................................           -                248                    -                176
                                                ---------         ---------             ---------         ---------
        Net cash used by investing
         activities.........................       (7,996)           (3,665)              (19,152)           (8,855)
Cash flows from financing activities:
 Distributions to partners..................      (15,351)          (13,984)              (44,687)          (41,952)
                                                ---------         ---------             ---------         ---------
Increase in cash and cash equivalents.......       10,116            17,657                 4,397            13,933
Cash and cash equivalents--
 Beginning of period........................       43,229            28,438                48,948            32,162
                                                ---------         ---------             ---------         ---------
 End of period..............................    $  53,345         $  46,095             $  53,345         $  46,095
                                                =========         =========             =========         =========
Interest paid...............................    $     236         $      -              $  18,740         $  18,663
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

(b) In the opinion of Partnership management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature.

(c) The consolidated statement of income for the three- and nine-month periods ended September 30, 1995 is not necessarily indicative of the results of operations to be expected for the full year 1995.

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

(e) On October 12, 1995, the Partnership declared a cash distribution of $0.75 per unit for the third quarter of 1995, to be paid on November 14, 1995 to unitholders of record on October 31, 1995.

(f) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1994, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. In July 1993, the Partnership settled the civil suit brought by Navajo Refining Company. The remaining civil suit brought by El Paso Refinery, L.P. ("El Paso") and its general partner remains unresolved and is currently in the discovery phase.

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

The Partnership's accompanying balance sheet includes reserves for costs related to the resolution of the El Paso civil suit and FERC proceeding. Upon, or prior to, the ultimate resolution of these matters, as additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain the litigation reserves at a level deemed adequate at that time, and such costs could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its current quarterly cash distribution.

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

During the quarter ended June 30, 1995, the Partnership recorded a $9.0 million addition to its existing environmental reserves to reflect management's assessment of the Partnership's potential liabilities associated with environmental costs, including litigation related to the Sparks, Nevada environmental site. Subsequently, the Partnership, as a member of the defendant group in the Sparks, Nevada litigation, entered into settlement agreements with several, but not all, plaintiffs in that litigation. It may be necessary for the Partnership to record additional charges to earnings upon the resolution of the remaining matters. Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as conditions change or additional information becomes available.


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO 1994 PERIOD

The Partnership reported net income for the three months ended September 30, 1995 of $17.7 million, compared to net income of $20.7 million in the corresponding 1994 quarter, with the variance being primarily due to increased legal costs. Revenues for the third quarter of 1995 of $60.8 million were $1.3 million, or 2%, above the 1994 quarter's levels. Trunk revenues were $0.9 million higher than in the 1994 quarter primarily due to higher volumes. Total volumes transported increased about 2% from the third quarter of 1994, with commercial and military volumes being 1.5% and 5% higher than in 1994, respectively. Third quarter deliveries to most of the markets served by the Partnership have increased in 1995, although Southern California deliveries continue to be lower as a result of sluggish economic conditions and competition from short-haul trucking. Other revenues increased $0.4 million as the result of new terminal services offered.

Operating expenses of $33.8 million were $4.3 million, or 15%, higher than in the 1994 quarter primarily due to higher general and administrative expenses ($3.1 million), facilities costs ($0.7 million), power cost ($0.5 million) and depreciation and amortization ($0.2 million). General and administrative expenses were higher due to outside legal costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada remediation. Facilities costs were higher due to higher right-of-way rental expense. The increase in power cost resulted from increased volumes and greater usage of drag reducing agent. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs.

Despite the lower operating results, the minority interest allocation increased by $0.2 million in 1995 due to the effect of the increased quarterly per unit cash distribution, from $0.70 in 1994 to $0.75 in 1995, on the income allocation percentages.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO 1994 PERIOD

The Partnership reported net income for the nine months ended September 30, 1995 of $44.6 million, compared to net income of $58.4 million in the prior year period, with the variance being primarily due to special items recorded during the second quarter in each year. Year to date results of operations include a $9.0 million provision for environmental costs in 1995 and a $3.1 million credit resulting from changes in eligibility requirements for postretirement medical benefits in 1994. Excluding the 1995 provision and the 1994 credit, net income for the nine months ended September 30, 1995 was $53.4 million, or $2.69 per unit, compared to $55.4 million, or $2.83, in the 1994 period. Revenues for the nine months ended September 30, 1995 of $175.5 million were $5.4 million, or 3%, above 1994 levels. Trunk revenues were $3.8 million higher than in the 1994 period primarily due to higher volumes. Total volumes transported increased about 2.5% from the third quarter of 1994, with commercial volumes 2.7% higher, and military volumes 3% lower, than in 1994. Year to date, deliveries to most of the markets served by the Partnership have increased compared to 1994, although Southern California deliveries continue to be lower as a result of sluggish economic conditions and competition from short-haul trucking. Other revenues increased $1.2 million as the result of new terminal services offered.

Operating expenses of $103.7 million were $17.0 million higher than in the first nine months of 1994, due largely to the 1995 environmental provision and higher legal costs. Excluding that provision, operating expenses would have been $8.0 million, or 9%, higher than in the prior year period due to higher general and administrative expenses ($4.3 million), field operating expenses ($1.2 million), facilities costs ($1.0 million), power cost ($0.9 million) and depreciation and amortization ($0.6 million). General and administrative expenses were higher due to outside legal and consulting costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada remediation, partially offset by lower employee health care and postretirement benefit costs. The increase in field operating expenses is primarily attributable to higher pipeline repairs and maintenance, including pipeline recoatings. Facilities costs were higher due to higher right-of-way rental expense. The increase in power cost resulted from increased volumes and greater usage of drag reducing agent. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs.

Other income, net decreased $2.1 million compared to the 1994 period primarily due to the $3.1 million postretirement benefit credit recorded in 1994, partially offset by higher interest income in 1995, which resulted from higher interest rates and cash balances. Despite the lower operating results, the minority interest allocation increased $0.3 million in 1995 due to the effect of the increased quarterly per unit cash distribution.


FINANCIAL CONDITION

For the nine months ended September 30, 1995, cash and cash equivalents increased $4.4 million. Cash flow from operations before working capital and minority interest adjustments totaled $64.3 million for the nine months, a decrease of $2.4 million from the corresponding 1994 period. Working capital cash requirements decreased $5.6 million from the corresponding 1994 nine-month period primarily due to the nonrecurring purchase of $9.9 million in short-term investments in 1994, partially offset by lesser changes in other working capital components. Significant uses of cash included cash distributions of $44.7 million and capital expenditures of $19.2 million. Total cash and cash equivalents of $53.3 million at September 30, 1995 included $15.4 million for the third quarter 1995 distribution to be paid to unitholders in November 1995.

Third quarter 1995 capital expenditures of $8.0 million were $4.1 million higher than in the prior year. During 1995, the Partnership has continued to investigate the feasibility of providing pipeline service from the San Francisco Bay area to Colton, in Southern California, by expanding the existing capacity on its North Line and building a new pipeline between Fresno and Colton. The level of shipper throughput commitments obtained to date is not sufficient to proceed and places the viability of this project in doubt. The Partnership expects that it will finance its 1995 capital program with internally-generated funds; however, the Partnership may use borrowed funds or proceeds from additional equity offerings to finance major capital expenditures.

Long-term debt at September 30, 1995 aggregated $355 million and consisted of $344 million of First Mortgage Notes (the "Notes") and an $11 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.


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

FERC PROCEEDING

On August 28, 1995, the complainants and FERC Staff submitted rebuttal testimony to the Partnership's case-in-chief testimony filed in April 1995. Several sets of rebuttal testimony were filed, with the complainants seeking reparations for South System shipments between 1990 and 1994 aggregating approximately $35 million, as well as tariff rate reductions of between 30% and 40%. While each set of testimony was different in certain respects, the claims for relief are generally based on cost of service calculations adjusted to reflect 1994 Partnership volumes and revenues. The present procedural schedule calls for the Partnership to file surrebuttal testimony on November 17, 1995 with respect to certain specified issues, including the FERC's decision in the Lakehead Pipe Line Company, Limited Partnership proceeding concerning a partnership's entitlement to an income tax allowance in its cost of service. Hearings before the FERC Administrative Law Judge are scheduled to commence in February 1996, with an initial decision not expected before late-1996.

On October 5, 1995, the FERC ordered that the complaint of Mobil Oil Corporation against the Partnership's South System rates, filed in April 1995, be consolidated with the existing FERC proceeding.

EAST LINE CIVIL LITIGATION

With respect to the civil action brought by El Paso Refinery L.P. ("El Paso") and its general partner, El Paso Refining, Inc. ("EPRI"), the parties continue to pursue written discovery and witness depositions. In addition, on October 4, 1995, EPRI filed a Second Amended Petition seeking damages arising from alleged unfulfilled representations of Partnership management with respect to future East Line capacity, alleging that such representations had been relied upon in negotiating the terms by which EPRI exchanged its refinery assets for ownership interests in El Paso in 1989. The Partnership believes these allegations are without merit and intends to vigorously defend itself in this action.

ENVIRONMENTAL MATTERS

As previously reported, on July 27, 1995, the Partnership and seven other defendants (the "defendant group") entered into a Stipulation and Consent Decree with the State of Nevada, Division of Environmental Protection settling all claims made by the State of Nevada related to the soil and ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal in Sparks, Nevada, under which the defendant group will pay the State of Nevada a total principal amount of $10 million in eleven equal payments over ten years. The defendant group has also entered into a settlement agreement with the Washoe County Health Department (the "County"), whereby the defendant group will pay the County the sum of $150,000 in settlement of all of the County's claims associated with the same soil and groundwater contamination in Sparks, Nevada.

On September 22, 1995, the defendant group reached a proposed settlement agreement with the City of Sparks (the "City"), whereby, among other things, the defendant group will pay the City the sum of $5 million in December 1995 and $6.5 million in equal annual installments in the years 2002 through 2005 in settlement of all of the City's claims related to this same contamination. Under this proposed agreement, the defendant group would also reimburse certain legal expenses of the City, donate certain water rights if and as needed, and use its best efforts to install an enhanced remediation system. The agreement is subject to approval by the Sparks City Council.

The defendant group has also negotiated settlement agreements with four property owners in Sparks who had filed lawsuits seeking damages alleged to be attributable to the environmental contamination. These settlement agreements involve various terms, including cash payments and the purchase of certain properties. There presently remain three property owners with whom the defendant group has not yet reached settlement terms; negotiations with these parties are ongoing. The Partnership's share of the settlements with the City and the property owners will be determined in a subsequent mediation proceeding.


ITEM 5. OTHER INFORMATION.

On September 22, 1995, Santa Fe Pacific Corporation ("SFP") and Burlington Northern Inc. consummated a business combination pursuant to which each became direct or indirect wholly owned subsidiaries of a new publicly-held company, Burlington Northern Santa Fe Corporation.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as part of this report:

     Exhibit 27 Financial Data Schedule as of and for the nine months ended September 30, 1995.

(b)  Reports on Form 8-K filed during the quarter ended September 30, 1995:
     None.

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


                                       SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                                    (Registrant)

                                       By: SANTA FE PACIFIC PIPELINES, INC.,
                                           AS GENERAL PARTNER


Date:  November 13, 1995               By:       /s/ BARRY R. PEARL
                                          -------------------------------------
                                                     Barry R. Pearl
                                            Senior Vice President, Treasurer
                                               and Chief Financial Officer
                                              (On behalf of the Registrant)