Form 10-K405
period 1995-12-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1996-03-22
CIK 840251

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                      ---------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days :   Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ X ]

The aggregate market value of the Common Depositary Units held by non-affiliates of the registrant as of March 18, 1996 was approximately $410 million.

================================================================================

                               TABLE OF CONTENTS


                                                                                                Page
                                                                                                ----
                                    PART I
Items 1 and 2.  Business and Properties.......................................................    1
 General......................................................................................    1
 Markets......................................................................................    2
 Principal Customers..........................................................................    3
 Capital Expenditures.........................................................................    3
 Description of the Pipeline System...........................................................    4
 Description of the Truck Loading Terminals...................................................    5
 Maintenance..................................................................................    5
 Competition and Business Considerations......................................................    6
 Regulation...................................................................................    7
 Employees....................................................................................    8
Item 3. Legal Proceedings.....................................................................    8
Item 4. Submission of Matters to a Vote of Security Holders...................................   13

                                    PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.................   14
Item 6. Selected Financial Data...............................................................   14
Item 7. Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................................   15
Item 8. Financial Statements and Supplementary Data...........................................   21
Item 9. Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................................   21

                                   PART III
Item 10. Directors and Executive Officers of the Registrant...................................   22
Item 11. Executive Compensation...............................................................   23
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................   24
Item 13. Certain Relationships and Related Transactions.......................................   24

                                    PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................   25
Signatures....................................................................................   27

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

Santa Fe Pacific Pipelines, Inc. (the "General Partner") is the sole general partner of the Partnership. It owns a 1% general partnership interest in the Registrant and also owns a 1% general partnership interest in the Operating Partnership and manages the operations of both partnerships. The General Partner also owns 8,148,148 common depositary units ("common units"), representing a 41.7% interest, in the Registrant. The General Partner is a wholly owned subsidiary of SFP Pipeline Holdings, Inc., which is in turn a wholly owned subsidiary of Santa Fe. In September 1995, Santa Fe and Burlington Northern Inc. consummated a business combination pursuant to which Santa Fe became a subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation ("BNSF"). 11,000,000 common units, representing 56.3% of the total interests in the Partnership, are publicly held.

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

The following table reflects the total volumes and barrel miles of products delivered by the Pipeline System for each of the years indicated:


                          Total Volumes and Barrel Miles Transported (a)
                     ------------------------------------------------------

                             1995              1994              1993
                     ------------------- ------------------ ----------------
                                 Barrel            Barrel            Barrel
                        Volume   Miles    Volume   Miles    Volume   Miles
                     ---------  -------- -------- --------- ------- --------
South Line
     West Line (b)..     121.7   23,439    118.9   22,151    112.0   21,214
     East Line......      24.5    8,320     25.3    8,819     20.7    7,188
North Line..........     155.4   12,709    152.3   12,545    149.0   12,891
Oregon Line.........      13.6    1,529     13.6    1,525     12.2    1,373
San Diego Line (b)..      39.1    4,013     39.7    4,030     38.8    3,913
                     ---------   ------  -------  -------   ------   ------
     Total..........     354.3   50,010    349.8   49,070    332.7   46,579
                     =========   ======  =======  =======   ======   ======

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

Although the mix of the products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariffs charged for transportation do not vary for different product types. The following table sets forth the volumes of gasoline, jet fuels and diesel fuel transported by the Pipeline System during the years indicated (in millions of barrels):


                                Volumes Delivered by Product Type
                                ---------------------------------
                                   1995         1994        1993
                                --------       ------      ------
           Gasoline............    222.7        225.5       219.6
           Diesel fuel.........     70.7         67.3        59.1
           Jet fuels...........     60.9         57.0        54.0
                                --------       ------      ------
                Total..........    354.3        349.8       332.7
                                ========       ======      ======

MARKETS
The Partnership currently serves approximately 75 shippers in the refined products market, with the largest customers consisting of major petroleum companies, independent refiners, the United States military, and independent marketers and distributors of products. The volume of products transported in the Pipeline System is directly affected by the level of end-user demand for such products in the geographic regions served by the Partnership. Such market demand varies based upon the different end uses to which the products delivered through the Pipeline System may be applied. A substantial portion of product volumes transported in the Pipeline System is gasoline, the demand for which is dependent on such factors as prevailing economic conditions and demographic changes in the markets served by the Pipeline System and, to a lesser degree, gasoline prices. Portions of the Partnership's business can experience seasonal variations; however, overall volumes are only moderately seasonal, with lower than average volumes typically being transported during the first and fourth quarters of each year.

PRINCIPAL CUSTOMERS
Of the approximately 75 shippers served by the Partnership on a system-wide basis in 1995, the largest shippers on each of the pipeline segments were generally the same entities. The chart below reflects the percentage of transportation revenues attributable to the top 10 shippers on the South Line, North Line, Oregon Line and San Diego Line during each of the periods indicated, based upon total product volumes shipped during the years indicated.

                                   Revenue Percentage
                                 Attributable to Top 10
                                        Shippers
                              ---------------------------

                                1995      1994     1993
                              -------   -------   -------
South Line
  West Line.................     85%       84%       85%
  East Line.................     98        95        90
North Line..................     82        80        81
Oregon Line.................    100        99        98
San Diego Line..............     92        92        93

Between 72% and 75% of the refined petroleum products transported in the Pipeline System during each of the calendar years 1993 through 1995 were shipped by major petroleum companies. Operating revenue received from ARCO Products Company and Chevron U.S.A. Products Company accounted for 16.3% and 13.3%, respectively, of total 1995 revenue. These two customers accounted for 16.1% and 12.4%, respectively, of total 1994 revenue, and for 16.9% and 12.9%, respectively, of total 1993 revenue. In addition, Texaco Refining and Marketing Inc. accounted for 10.2% of total 1993 revenues.

Products delivered to military facilities accounted for 4.5%, 4.8% and 4.6% of total volumes shipped by the Partnership during 1995, 1994 and 1993, respectively. Military volumes are dependent on the level of activity at military bases served by the Pipeline System. Since 1991, the United States Congress has approved, and may continue to approve, ongoing plans to reduce the overall level of military activity. As of year end 1995, several military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur, with the level of activity having decreased at certain bases and increased at others. In January 1996, the Partnership acquired a pipeline serving Lemoore Naval Air Station, near Fresno, California.

CAPITAL EXPENDITURES
For the year ended December 31, 1995, Partnership capital expenditures aggregated $31.4 million, of which approximately $12 million was used for income enhancing projects, and the balance for sustaining projects. The planned 1996 capital program aggregates approximately $28 million, of which approximately $12 million is planned for income enhancing projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $30 million per year over the next five years. This amount could increase or decrease as the result of changing regulatory requirements or business opportunities. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

DESCRIPTION OF THE PIPELINE SYSTEM

The SOUTH LINE consists of two pipeline segments, the West Line and the East
Line:

The WEST LINE consists of approximately 555 miles of primary pipeline and currently transports products for approximately 50 shippers from seven refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. In 1995, 1994 and 1993, the West Line transported averages of 333,400, 325,600 and 307,000 barrels per day, respectively, of which averages of 111,700, 104,000 and 100,000 barrels per day, respectively, were delivered to Phoenix and Tucson. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to Calnev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

The EAST LINE is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from one refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa, Texas and Artesia, New Mexico. The East Line transports refined petroleum products for approximately 20 shippers. In 1995, 1994 and 1993, the East Line transported averages of 67,200, 69,300 and 57,000 barrels per day, respectively, of refined petroleum products, of which averages of 31,500, 34,100 and 27,000 barrels per day, respectively, were delivered to Phoenix. Since August 1992, when the second phase of the East Line expansion became operational, the daily pumping capacity between El Paso and Tucson has been approximately 95,000 barrels, and the daily pumping capacity from Tucson to Phoenix has been approximately 55,000 barrels. The East Line serves the Partnership's terminals located in Tucson and Phoenix.

In late 1995, Diamond Shamrock, Inc. completed construction of a new products pipeline from its refinery near Dumas, Texas to El Paso. The 10-inch diameter line has a reported capacity of 27,000 barrels per day and was designed for expansion to 50,000 barrels per day. In addition to supplying its El Paso area demand, Diamond Shamrock has stated that it plans to connect this pipeline to the Partnership's East Line for potential deliveries to Tucson and Phoenix.

Longhorn Partners Pipeline ("Longhorn") has announced plans to buy a pipeline that has transported crude oil from West Texas to refineries on the Gulf Coast. Longhorn, which is a joint venture involving Axis Gas Corp., Williams Pipe Line Company and Beacon Energy Investment Fund L.P., plans to reverse the line and modify it to transport up to 120,000 barrels per day of refined products to El Paso and other destinations in Texas.

Increased product supply in the El Paso area could result in some shift of volumes transported into Arizona from the Partnership's West Line to its East Line. While increased movements into the Arizona market from El Paso displace higher tariff volumes supplied from Los Angeles on the West Line, such shift of supply sourcing has not had, and is not expected to have, a material effect on the Partnership's results of operations.

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

DESCRIPTION OF THE TRUCK LOADING TERMINALS
The Partnership's operations include 14 truck loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line where deliveries are made. These terminals furnish short-term product storage, truck loading and ancillary services, such as vapor recovery, additive injection, oxygenate blending, and quality control. The truck loading capacity of the terminals ranges from two to 12 trucks at a time. Between 128 million and 130 million barrels of products were delivered to commercial customers at such terminals during each of the past three years, resulting in Partnership storage and terminaling revenues of $34.3 million, $33.8 million and $33.5 million during the years 1995, 1994 and 1993, respectively.

Capacity of the Partnership's terminaling facilities varies throughout the Pipeline System. The Partnership does not own terminal facilities at all pipeline delivery locations. At certain locations, product deliveries are made to facilities owned by shippers or independent terminal operators.

Truck loading and other terminal services are provided by the Partnership as an additional service, and a separate fee (in addition to transportation tariffs) is charged. Rates charged for terminaling services are not economically regulated by the Federal Energy Regulatory Commission ("FERC") or any state agency.

MAINTENANCE
To prolong the useful life of the Pipeline System and terminals, routine preventive maintenance is performed. Such maintenance includes cathodic protection to prevent corrosion, pipeline reconditioning and periodic internal pipeline inspections. In addition, the Pipeline System's rights-of-way are patrolled at regular intervals to identify excavation or other activities by third parties which, if left unchecked, could result in damage to the pipeline.

A computer-based pipeline monitoring system ("SCADA") continuously monitors pipeline operating conditions, including pressures, temperatures, pumping rates and equipment configuration, on a real-time basis. In addition to providing remote monitoring and control of certain operating equipment, SCADA automatically alerts operating personnel, who are on duty on a 24-hour basis, if changes in flow conditions require attention. Use of this information by operating personnel allows them to respond quickly to system problems.

COMPETITION AND BUSINESS CONSIDERATIONS
The Partnership conducts its operations without the benefit of exclusive franchises from government entities. In addition, the Partnership provides common carrier transportation services through the Pipeline System at posted tariffs, and, in virtually all cases, without long-term contracts for transportation service with its customers. Demand for the Partnership's transportation services is principally a function of product consumption and competition in markets served by the Pipeline System. Product consumption is primarily a function of prevailing economic and demographic conditions, and, to a lesser extent, product prices paid by end users, while the Partnership's market share within competitive markets is primarily a function of the availability and attractiveness (in terms of cost and service) of alternate modes of transportation, alternate product sources, service capabilities and pricing.

Utilization of and demand for the Partnership's terminaling services varies widely throughout the Pipeline System. Certain of the major petroleum companies as well as independent terminal operators are presently in direct competition with the Partnership at several terminal locations. At those locations, market share is primarily a function of pricing, service capabilities and available tankage. The Partnership expects to introduce new terminal services pricing structures in 1996 to improve its ability to compete for such services.

Because pipelines are generally the lowest cost method for intermediate and long-haul overland product movement, the Pipeline System's most significant competitors are proprietary pipelines owned and operated by major oil companies in the areas where the Pipeline System delivers products, refineries within the Partnership's market areas and trucks. The Partnership believes that high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to the Pipeline System will be built in the foreseeable future, provided that the Pipeline System has available capacity to satisfy demand and its tariffs remain at reasonable levels. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets and, in 1995, the Partnership experienced minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California, due to increased utilization of trucking by major oil companies. Management can not predict with certainty whether this trend towards increased short-haul trucking will continue in the future.

For more than ten years, an individual entrepreneur has attempted to gain investor support for a petroleum products refinery in the Phoenix area. Because of the perceived risk of this venture, and the large investment required, this project has not been undertaken. In September 1994, The Williams Companies, Inc. ("Williams") announced that a subsidiary company had been given approval to conduct detailed engineering and marketing analyses as part of a project that could lead to the construction and operation of a 50,000 barrel-per-day oil refinery near Phoenix, Arizona. The Williams proposal apparently contemplated utilizing the refinery site and permits held by the entrepreneur. However, in January 1995, Williams announced that it was canceling its participation in the project, citing, among other things, higher than anticipated construction costs and its inability to identify an experienced refiner-partner. Williams stated that it would not reconsider its decision at a future date. Subsequently, the entrepreneur has stated that other parties are interested in pursuing the refinery project, but none have publicly announced such interest. Should such a refinery be constructed, the Partnership's throughput on the South Line would be negatively affected. It is possible that a portion of any revenue reduction could be recovered through rate increases.

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

The TOC methodology is subject to clarification and reconsideration in individual cases and leaves many issues, including the appropriate rate of return, for determination on a case-by-case basis. Alternatively, pipelines that can demonstrate that they operate in competitive markets may be allowed to establish tariffs under a less stringent form of "light-handed" rate regulation. Pipelines may also be allowed to increase, or required to decrease, their interstate rates in accordance with an inflation index (the Producer Price Index for Finished Goods minus one percent) published annually by the FERC.

Intrastate common carrier operations of the Pipeline System in California are subject to regulation by the California Public Utilities Commission ("CPUC") under a "depreciated book plant" methodology, which is based on an original cost measure of investment. Intrastate tariffs filed by the Partnership with the CPUC have been established on the basis of revenues, expenses and investments allocated as applicable to the intrastate portion of the Partnership's business. In this regard, the operations of the San Diego Line are wholly intrastate and the operations of certain portions of the North and South Lines are intrastate.

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

(See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Rate Regulation.)

Environmental and Safety Regulation

The Partnership's operations are subject to federal, state and local laws and regulations relating to protection of the environment, including laws and regulations relating to water, air, solid waste and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from transportation and storage of such materials in the Pipeline System. The normal operations of the Pipeline System may expose the Partnership to claims and potential liability for injuries to employees, other persons, property and the environment. (See also Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Matters.) The Partnership's operations are also subject to operating and safety regulation by the Department of Transportation and various other federal, state and local agencies.

EMPLOYEES
The Partnership does not have any employees, officers or directors. The General Partner is responsible for management and operation of the Partnership. As of December 31, 1995, regular, full-time employees of the General Partner numbered 437.


ITEM 3. LEGAL PROCEEDINGS.

EAST LINE CIVIL LITIGATION AND FERC PROCEEDING
In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso"), filed separate, though similar, civil lawsuits (the "East Line Civil Litigation") against the Partnership arising from the Partnership's alleged failure to provide additional pipeline capacity to Phoenix and Tucson, Arizona from El Paso, Texas. The Navajo action also sought an injunction to prohibit the Partnership from reversing the direction of flow (from westbound to eastbound) of its six-inch diameter pipeline between Phoenix and Tucson. In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the six-inch pipeline and challenging the Partnership's proration policy as well as the Partnership's existing East Line rates (the "FERC Proceeding").

EAST LINE CIVIL LITIGATION
--------------------------
The civil actions brought by Navajo and El Paso (El Paso Refining, Inc., and El Paso Refinery, L.P. v. Santa Fe Pacific Pipelines, Inc. and Santa Fe Pacific Pipeline Partners, L.P., No. 92-9144, County Court No. 5, El Paso County, filed August 1992) were filed in New Mexico and Texas, respectively, seeking actual, punitive and consequential damages arising from the Partnership's alleged failure to provide additional pipeline capacity to Phoenix and Tucson from El Paso. Generally, the lawsuits allege that the refiners proceeded with significant refinery expansions under the belief that the Partnership would provide additional pipeline capacity to transport their product into Arizona, and that they were damaged by their inability to ship additional volumes into that highly competitive market. This belief of Navajo and El Paso was purportedly based on alleged oral representations made by General Partner personnel and from language contained in a January 1989 settlement agreement with Navajo, relating to a 1985 FERC rate case.

On July 28, 1993, the Partnership reached a settlement with Navajo whereby Navajo agreed to dismiss its pending civil litigation in New Mexico and to withdraw any challenge to the direction of flow of the six-inch pipeline, including any such challenge in the FERC proceeding. The Partnership agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between El Paso and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within five years of the date of the agreement.

El Paso's August 1992 civil action, as amended, claims unspecified actual damages, which appear to include the $190 million cost of its refinery expansion, plus punitive and consequential damages. In addition, on October 4, 1995, El Paso's general partner, El Paso Refining, Inc. ("EPRI"), filed a Second Amended Petition seeking unspecified damages arising from alleged unfulfilled representations of Partnership management with respect to future East Line capacity, alleging that such representations had been relied upon in negotiating the terms by which EPRI exchanged its refinery assets for ownership interests in El Paso in 1989.

In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations. In November 1993, the El Paso bankruptcy was converted from a Chapter 11 to a Chapter 7 proceeding. During 1994, the bankruptcy trustee for El Paso retained legal counsel for purposes of pursuing this litigation. Initial rounds of written discovery and witness depositions were conducted by both parties in late-1994 and in 1995, and discovery will continue in 1996.

To date, there have been no hearings before the court and there is no pre-trial schedule. Management anticipates that this matter will not come to trial prior to mid-1997. The Partnership believes that the allegations of El Paso and EPRI are without merit and intends to vigorously defend itself in this action.

FERC PROCEEDING
---------------
At various points following El Paso's September 1992 filing, other customers of the Partnership, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, have filed separate complaints challenging, and/or motions to intervene in proceedings initiated by others challenging, the Partnership's rates on its East and West Lines and, in certain cases, also claiming that a gathering enhancement charge at the Partnership's Watson, California pump station is in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC has consolidated these challenges and ruled that they must proceed as a complaint proceeding, with the burden of proof being placed on the complaining parties, who must show that the Partnership's rates and practices at issue violate the requirements of the Interstate Commerce Act.

In December 1995, Texaco filed a new complaint concerning charges associated with the use of the Partnership's Watson, California gathering enhancement facilities and of certain lines upstream of its Watson station origin point, and ARCO filed a similar complaint on January 16, 1996. Texaco and ARCO have asked that these complaints not be consolidated with the other proceedings described above. The Partnership has denied the allegations in these complaints.

In June 1994, the complainants filed their cases-in-chief with the FERC, seeking reparations for shipments between 1990 and 1993 aggregating in the range of $15 million to $20 million, as well as tariff rate reductions of between 40% and 50% for future shipments. In August 1994, the FERC Staff submitted its case-in-chief in the FERC proceeding, employing rate-making methodologies similar in several respects to those presented by the complainants. In subsequent filings, the complainants revised their requested relief to seek reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter.

Both the FERC Staff and several of the complainants argued, among other things, against the Partnership's entitlement to an income tax allowance in its cost of service. They also utilized the Partnership's capital structure at the time of its formation in December 1988, or a hypothetical capital structure, for the purpose of establishing the Partnership's 1985 starting rate base under FERC Opinion 154-B. In addition, the FERC Staff and the complainants would generally exclude most or all of the Partnership's civil and regulatory litigation expense from its cost of service calculations. Each of these positions is adverse to the Partnership's position regarding its existing rate structure.

On June 15, 1995, the FERC issued a decision in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead, which is also a publicly traded partnership engaged in oil pipeline transportation, may not include an income tax allowance in its cost of service with respect to partnership income that is attributable to limited partnership interests held by individuals. In July 1995, Lakehead requested rehearing of the decision by the FERC, and that request is currently pending. Should this ruling be upheld and applied in the Partnership's rate proceeding, the Partnership believes it would currently allow the Partnership to include a substantial portion of the Partnership's income tax allowance in its cost of service, rather than the full entitlement that was reflected in the Partnership's case-in-chief and subsequent testimony in its FERC proceeding. Management intends to vigorously defend its entitlement to a full income tax allowance in its cost of service.

Successive rounds of testimony have been filed by the respective parties, including the Partnership, regarding the above summarized issues and other matters relevant to the appropriateness of the Partnership's tariffs and rates. Among other things, certain of the parties submitted revised cases based on the Partnership's 1994 costs and revenues. The Partnership's surrebuttal presentation responded to those cases, defending the Partnership's current rates based on 1994 data, with certain normalizing adjustments including a significant adjustment to reflect an extensive pipe reconditioning program that was begun in 1994. The present procedural schedule calls for hearings before the FERC Administrative Law Judge to commence in April 1996, with an initial decision not expected before late 1996 or early 1997.

The Energy Policy Act of 1992 ("EPACT") established as "just and reasonable" existing oil pipeline rates that were in effect without challenge for 365 days prior to the bill's enactment in October 1992, with an exception being allowed for parties, such as Navajo, that were prohibited from filing challenges during that period due to the terms of settlement agreements. In October 1993, with respect to Chevron's complaint, the FERC ruled that the Partnership's West Line rates are deemed "just and reasonable" under EPACT (i.e., are "grandfathered") and may only be challenged upon a showing of a substantial change in the economic circumstances which were a basis for the rate ("changed circumstances"). In December 1994, ARCO, Texaco and Chevron filed testimony in which they sought to demonstrate the required "changed circumstances" in order to challenge the Partnership's West Line rates, citing such factors as increased West Line volumes. On April 20, 1995, the United States Court of Appeals for the District of Columbia Circuit dismissed petitions for review of the FERC's grandfathering rulings that had been filed by ARCO and Texaco, on the ground that those rulings are not yet final orders and, therefore, are not yet subject to judicial review.

The Partnership believes that its rates and practices are lawful under FERC precedent and will continue its vigorous defense of that position. However, because of the complexity of the issues involved and the nature of FERC rate-making methodology, which is subject to interpretation and leaves certain issues for determination on a case-by-case basis, it is possible that the rates at issue in the FERC proceeding will not ultimately be upheld. If the FERC were to reach adverse decisions on the issues in the proceeding which result in significant reparations being paid and a significant reduction in the Partnership's current tariffs, such adverse outcome could have a material adverse effect on the Partnership's results of operations, financial condition and ability to maintain its quarterly cash distribution at the current level.

ENVIRONMENTAL MATTERS

The Partnership is subject to environmental cleanup and enforcement actions from time to time. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund" law) generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current or predecessor owners and operators of a site. Since August 1991, the Partnership, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in eleven ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

With respect to the Sparks remediation, the EPA approved the respondents' remediation plan in September 1992. In January 1995, remediation system design, engineering and permitting activities began, and the remediation system began operations in September 1995. During 1995, a Joint Defense, Mediation and Arbitration Agreement Among Defendants was entered into by eight participants, which establishes remediation cost allocation percentages among the participants.

The investigation and remediation at and adjacent to the Partnership's storage facilities and truck loading terminal in Sparks, Nevada was also the subject of a lawsuit brought in January 1991 entitled Nevada Division of Environmental Protection v. Santa Fe Pacific Pipelines, Inc., Southern Pacific Transportation Company, Shell Oil Company, Time Oil Company, Berry-Hinckley Terminal, Inc., Chevron U.S.A., Inc., Texaco Refining and Marketing, Inc., Air BP, a division of BP Oil, Unocal Corporation, and Golden Gate Petroleum Company, Case No. CV91-546, in the Second Judicial District Court of the State of Nevada in and for the County of Washoe (the "Court"). This lawsuit was subsequently joined by the County of Washoe Health District (the "County") and the City of Sparks, Nevada (the "City"). These various parties sought remediation of the contamination at and adjacent to the Sparks terminal as well as unspecified, but potentially significant, damages and statutory penalties. In addition, the Partnership was named as one of the defendants in a number of other lawsuits brought by property owners seeking unspecified, but potentially substantial, damages for, among other things, alleged property value diminishment attributable to soil or groundwater contamination arising from the defendants' operations. In October 1994, a ruling by the Court consolidated all of the outstanding cases against the respondent group for trial purposes. In February 1995, the Court established a procedural schedule which called for the trial to commence in January 1996.

On July 27, 1995, the Partnership and seven other defendants (the "defendant group") entered into a Stipulation and Consent Decree with the State of Nevada, Division of Environmental Protection (the "State"), which was subsequently approved by the Court, settling all claims made by the State in the above-referenced lawsuit, and under which the defendant group agreed to pay the State a total principal amount of $10 million in eleven equal payments over ten years. The defendant group has also entered into a settlement agreement with the County whereby the defendant group will pay the County the sum of $150,000 in settlement of all of the claims brought by the County in its lawsuit.

On September 22, 1995, the defendant group reached a settlement agreement with the City, subsequently approved by the Sparks City Council, whereby, among other things, the defendant group paid the City the sum of $5.6 million, including attorney fees, in December 1995 and agreed to purchase an annuity that will fund four annual payments to the City of $1.625 million (aggregating $6.5 million) in the years 2002 through 2005 in settlement of all of the City's claims related to the Sparks environmental site. In addition, the defendant group agreed to use its best efforts to install an enhanced remediation system to accelerate the cleanup of the environmental site and agreed to donate certain water rights to the City if and as needed. In addition, during the months of September through December 1995, the defendant group reached agreements in principle and, in some cases, final agreements, to settle the claims of the seven property owners who had filed lawsuits seeking damages alleged to be attributable to the environmental contamination. These settlement agreements involve various terms, including cash payments, environmental and property value diminishment indemnifications, loan guarantees and the purchase of certain properties.

The Partnership's share of the settlements with the City and the property owners will be determined in an arbitration proceeding expected to be held during 1996. The Partnership's estimated share of the costs of all of the settlement agreements associated with the Sparks litigation was included in its 1995 provisions for environmental costs aggregating $24 million.

During the quarter ended December 31, 1995, the Partnership entered into a stipulation with the California Department of Fish and Game, the County of San Diego and the United States Department of Fish and Wildlife to settle all of the agencies' claims arising from a December 1994 product release at the Partnership's facilities in Mission Valley, California. In accordance with this stipulation, in January 1996, the Partnership paid $30,000 in fines and approximately $160,000 in area restorations, and reimbursed approximately $70,000 in oversight costs of the three governmental agencies.

As of December 31, 1995, the Partnership is in the process of negotiating with the California Department of Fish and Game to settle the Department's claims arising from three separate product releases from Partnership facilities. Management does not believe that the total cost of any fines or other amounts payable associated with these product releases, either individually or in the aggregate, will be material to the Partnership's results of operations or financial condition, but such amounts may be in excess of $100,000 per occurrence.

The Partnership and the General Partner have initiated two legal actions against a total of 34 past and present insurance carriers (SFPP, L.P., Santa Fe Pacific Pipeline Partners, L.P. and Santa Fe Pacific Pipelines, Inc. vs. Agricultural Insurance Company, et al. and SFPP, L.P., Santa Fe Pacific Pipeline Partners,
                   ------
L.P. and Santa Fe Pacific Pipelines, Inc. vs. Associated International Insurance Company, et al., Superior Court of the State of California for the County of San
         ------
Mateo, Docket Nos. 395109 and 395121, respectively, filed January 1996). These actions seek a judicial determination that the insurance policies issued by the defendant insurers provide coverage to the Partnership and General Partner for certain costs, liabilities and settlements relating to approximately 25 environmental sites, including Sparks, Nevada. To date, the costs at issue in these actions have been borne by the Partnership and General Partner. Although there is no assurance that the Partnership will be successful in these actions, management intends to vigorously pursue these claims. The defendant insurers are still in the process of filing initial responsive pleadings and affirmative defenses, and discovery has not yet begun.

OTHER
The Partnership and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial proceeding to determine the extent, if any, to which the rent payable by the Partnership for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior
                                                                -- ---
Court of the State of California for the County of San Francisco, filed August 31, 1994). Under an agreement entered into among the parties in 1994, the amount of annual rent for such easements for the first year of the ten-year period that began January 1, 1994 is to be based on the fair market value of the easements, with the rent for subsequent years to be subject to annual inflation adjustments. SPTC has asserted in this proceeding that the amount of the easement rent should be increased from the current level of approximately $3.7 million per year to $18.5 million per year, subject to annual inflation adjustments. The Partnership does not believe that the evidence provided by SPTC to date supports an annual rent in excess of the amounts accrued; however, it is not presently possible to predict with certainty the outcome of this matter.

The Partnership is also party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Information as to the principal markets on which the Registrant's common units are traded, the high and low sales prices of such units and distributions declared on such units for the two years ended December 31, 1995, and the approximate number of record holders of such units is set forth in Note 8 to the Partnership's consolidated financial statements on page F-15 of this Report.


ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the
Partnership:

                                                                  Year ended December 31,
                                        ------------------------------------------------------------------------
(in thousands, except per unit data)         1995           1994          1993           1992           1991
                                        --------------  ------------   -----------   -----------     -----------

INCOME STATEMENT DATA:
Total revenues.........................    $   233,677   $   228,066   $   219,471   $    205,025    $   193,438
Operating expenses (excluding
 provisions and depreciation &
 amortization).........................        103,196        97,199        95,178         85,340         80,775
Provisions for environmental
 and litigation costs..................         34,000            --        27,000         10,000             --
Depreciation & amortization............         20,500        19,820        18,971         18,327         16,834
Operating income.......................         75,981       111,047        78,322         91,358         95,829
Interest expense.......................         37,247        37,570        37,086         36,937         36,924
Income before cumulative
 effect of accounting change (a).......         40,367        76,885        41,616         54,118         60,604
Cumulative effect of accounting
 change................................            --            --            --         (16,407)           --
Net income.............................    $    40,367   $    76,885   $    41,616   $     37,711    $    60,604

PER UNIT DATA:
Income before cumulative
  effect of accounting change..........    $      2.04   $      3.93   $      2.13   $       2.77    $      3.10
Cumulative effect of accounting change.             --            --            --          (0.84)            --
Net income.............................           2.04          3.93          2.13           1.93           3.10
Cash distributions paid................           2.95          2.80          2.80           2.80           2.70
Cash distributions declared............           3.00          2.80          2.80           2.80           2.75

CAPITAL EXPENDITURES...................    $    31,431   $    17,913   $    21,084   $     30,931    $    27,715

BALANCE SHEET DATA (AT YEAR END):
Properties, plant and equipment, net...    $   623,318   $   613,039   $   616,610   $    618,098    $   605,461
Total assets...........................        720,854       714,772       696,980        684,852        677,480
Long-term debt.........................        355,000       355,000       355,000        355,000        355,000
Total partners' capital................        270,065       287,961       265,851        279,010        296,075

  (a) Effective January 1, 1992, the Partnership adopted new accounting standards for postretirement and postemployment benefits (Statements of Financial Accounting Standards Nos. 106 and 112).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

1995 COMPARED WITH 1994
-----------------------
The Partnership reported 1995 net income of $40.4 million, or $2.04 per unit, compared to net income of $76.9 million, or $3.93 per unit, in 1994, with the variance being primarily attributable to special items recorded in both years. Results of operations included provisions for environmental and litigation costs aggregating $34.0 million in 1995 and a $3.1 million credit resulting from changes in eligibility requirements for postretirement medical benefits in 1994. Excluding the 1995 provisions and the 1994 credit, adjusted net income was $73.3 million, or $3.70 per unit, in 1995, compared to $73.9 million, or $3.78 per unit, in 1994.

Total 1995 revenues of $233.7 million were 2.5% above 1994 levels. Trunk revenues of $183.3 million were $3.9 million higher than in 1994 primarily due to growth in total volumes transported. Commercial volumes were about 1.5% higher, and military volumes 5% lower, than in 1994, and the average length of haul was slightly higher. Deliveries to most of the markets served by the Partnership increased during 1995, although Southern California deliveries were lower as a result of competition from short-haul trucking to Los Angeles area terminals. The reduction in military volumes is largely attributable to the closure of Castle Air Force Base, in Central California. Storage and terminaling revenues were 1% higher than in 1994. Other revenues increased $1.3 million primarily due to new detergent additive services.

Total operating expenses of $157.7 million were $40.7 million higher in 1995 than in 1994, due largely to the 1995 provisions for environmental and litigation costs aggregating $34.0 million. Excluding the 1995 provisions, operating expenses would have been $6.7 million, or 6%, higher than in 1994, with higher general and administrative expenses ($4.7 million), power costs ($1.0 million), depreciation and amortization ($0.7 million) and field operating expenses ($0.5 million), partially offset by lower facilities costs ($0.3 million), accounting for that increase. General and administrative expenses were higher due to outside legal and consulting costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada environmental site, partially offset by lower employee health care and postretirement benefit costs. Power costs increased as the result of increased volumes and greater use of drag reducing agent to increase pipeline capacity on selected routes. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs. The increase in field operating expenses is largely attributable to higher repairs and maintenance, including pipeline reconditioning. The decrease in facilities costs is largely attributable to lower property tax assessments and insurance premiums, partially offset by higher right-of-way rental costs. Excluding the 1995 provisions, environmental remediation and East Line litigation costs recorded as operating expense aggregated $7.0 million in 1995 and $3.8 million in 1994.

Other income, net decreased $2.1 million compared to 1994, primarily due to the $3.1 million postretirement benefit credit recorded in 1994, partially offset by higher interest income, which resulted from higher interest rates and cash balances.

1994 COMPARED WITH 1993
-----------------------
The Partnership reported 1994 net income of $76.9 million, or $3.93 per unit, compared to net income of $41.6 million, or $2.13 per unit, in 1993. Results of operations included the previously mentioned $3.1 million credit in 1994 resulting from changes in eligibility requirements for postretirement medical benefits and, in 1993, provisions for environmental and litigation costs aggregating $27.0 million.

Excluding the 1994 credit and the 1993 provisions, adjusted net income of $73.9 million, or $3.78 per unit, in 1994 was 8.5% higher than adjusted net income of $68.1 million, or $3.48 per unit, in 1993.

Total 1994 revenues of $228.1 million were 4% above 1993 levels. Trunk revenues of $179.3 million were $7.5 million higher than in 1993 primarily due to a 5% growth in total volumes transported. Commercial and military volumes were 5% and 9% higher, respectively, than in 1993, and the average length of haul was even. Despite the higher pipeline volumes, storage and terminaling revenues were even with 1993. Other revenues increased $1.1 million due to higher tank rentals and new terminal services.

Total operating expenses of $117.0 million were $24.1 million lower than in 1993, due largely to the previously mentioned 1993 provisions for environmental and litigation costs aggregating $27.0 million. Excluding the 1993 provisions, operating expenses would have been $2.9 million, or 2.5%, higher than in 1993, with higher power costs ($1.8 million), facilities costs ($1.7 million), depreciation and amortization ($0.8 million) and general and administrative expenses ($0.4 million), partially offset by lower field operating expenses ($1.8 million), accounting for that increase. The increase in power costs resulted from higher volumes, increased power rates and greater use of drag reducing agent to increase pipeline capacity on selected routes. Facilities costs increased as a result of higher right-of-way rentals and property taxes. General and administrative expense increased less than 2% as the net result of higher legal expense and reduced overhead recoveries on recollectible projects for customers or governmental agencies, largely offset by lower East Line litigation, employee incentive compensation and information services costs. The decrease in field operating expenses is largely attributable to 1993 pipeline inspection costs associated with the potential conversion of one of the Partnership's pipelines to crude oil service and generally lower major maintenance expense. Excluding the 1993 provisions, environmental remediation and East Line litigation costs recorded as operating expense aggregated $3.8 million and $6.2 million in 1994 and 1993, respectively.

Other income, net increased significantly in 1994 as the result of a $3.1 million gain resulting from changes in eligibility requirements for postretirement medical benefits and higher interest income.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 1995, cash flow from operations totaled $83.7 million, compared to $90.0 million in 1994. Working capital cash requirements increased $2.8 million in 1995 due to timing differences in collections of trade and nontrade accounts receivable and payment of accrued obligations. Significant uses of cash in 1995 included cash distributions of $60.0 million and capital expenditures of $31.4 million, resulting in a net decrease in cash and cash equivalents of $7.7 million for the year. Total cash and cash equivalents of $41.2 million at December 31, 1995 included $15.4 million for the fourth quarter 1995 cash distribution, which was paid in February 1996.

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

For the year ended December 31, 1995, Partnership capital expenditures aggregated $31.4 million. Capital expenditures for income enhancement projects, including capacity expansions, service enhancements and system upgrades, aggregated approximately $12 million in 1995. Capital expenditures for environmental and safety projects included additions and modifications to storage tanks and vapor recovery systems to comply with more stringent regulations, oily water handling facilities and fire protection improvements. Such expenditures aggregated approximately $7 million in 1995 and are expected to increase over time in response to increasingly rigorous environmental and safety standards.

In January 1996, the Partnership completed the purchase, from Kinley Pipelines of California, of a 35-mile, 6-inch diameter pipeline that serves Lemoore Naval Air Station from the Partnership's Fresno, California terminal, for approximately $6 million. In addition to that acquisition, the planned 1996 capital program aggregates approximately $22 million, the majority of which will be invested in sustaining projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $30 million per year over the next five years. This amount could increase or decrease as the result of changing regulatory requirements or business opportunities associated with pipeline and facility expansions and acquisitions.

During 1995, the Partnership continued to investigate the feasibility of providing pipeline service from the San Francisco Bay area to Colton, in Southern California, by expanding the existing capacity on its North Line and building a new pipeline between Fresno and Colton. The level of shipper throughput commitments obtained to date is not sufficient to proceed and places the viability of this project in doubt. Management anticipates that a decision on the future of this project will be made during 1996.

The Partnership expects that it will generally finance its ongoing capital program with internally generated funds; however, the Partnership may use borrowed funds or proceeds from additional equity offerings to finance a portion of significant capital expenditures. Future capital expenditures will continue to depend on numerous factors, some of which are beyond the Partnership's control, including demand for refined petroleum products in the pipeline system's market areas, changes in product supply patterns, governmental regulations and the availability of sufficient funds from operations to fund such expenditures.

Due to the capital-intensive nature of the Partnership's business, inflation generally causes an understatement of operating expenses because depreciation is based on the historical costs of assets rather than their replacement costs.

Long-term debt aggregated $355 million at December 31, 1995 and consisted of $327 million of First Mortgage Notes (the "Notes") and a $28 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.

OTHER MATTERS

RATE REGULATION
The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC"). Intrastate common carrier operations in California are subject to regulation by the California Public Utilities Commission ("CPUC"). In 1995, rates subject to FERC and CPUC regulation accounted for approximately 55% and 45% of total transportation revenues, respectively.

In 1985, the FERC adopted a cost-based methodology for establishing allowable rates for liquid petroleum pipelines; however, this methodology continues to be subject to clarification in individual cases and leaves many issues for determination on a case-by-case basis. Effective January 1995, the FERC established a new rate-making methodology that allows oil pipelines to adjust their transportation rates as long as those rates do not exceed prescribed ceiling levels determined by applying an index equal to annual changes in the Producer Price Index for Finished Goods, minus one percent. Under this methodology, pipelines may apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. In addition, carriers may establish market-based rates for those markets in which it can be demonstrated that they do not have significant market power. The access to cost-based and market-based rates is significant because the Partnership believes the index selected by the FERC does not adequately reflect historical cost of service increases and, accordingly, the Partnership may need to pursue cost-based or selective market-based rate adjustments in future rate filings. Interstate rate indexing had a minimal impact on Partnership revenues in 1995 and management does not expect that indexing will have a significant impact on trunk revenues in 1996.

EAST LINE CIVIL LITIGATION AND FERC PROCEEDING
Certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. Hearings before a FERC Administrative Law Judge are scheduled to commence in April 1996.

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

In June 1995, the FERC issued a decision in an unrelated oil pipeline rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead") ruling that Lakehead, which is also a publicly traded partnership engaged in oil pipeline transportation, may not include an income tax allowance in its cost of service with respect to partnership income attributable to limited partnership interests held by individuals. If this decision is upheld and applied in the Partnership's FERC proceeding, it would reduce the Partnership's allowable cost of service and, possibly, its revenues.

In 1993, the Partnership recorded a $12 million provision for litigation costs, reflecting the terms of the Navajo settlement and management's estimate of other costs related to the resolution of the FERC proceeding and El Paso's civil action, and, during the quarter ended December 31, 1995, recorded a $10 million provision to increase its existing reserves relating to the FERC proceeding, the El Paso action and certain other matters. In the interim, lesser amounts of litigation costs have, from time to time, been recorded as current period expense.

While the Partnership believes it has meritorious defenses in these matters, the complainants and plaintiffs are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with litigation and FERC rate-making methodology, management cannot predict with certainty the ultimate outcome of these matters. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its quarterly cash distribution at the current level.

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

Along with several other respondents, the Partnership is presently involved in one cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in eleven groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Such costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

The Partnership's environmental reserves are monitored on a regular basis by management and are adjusted, from time to time, to reflect changing circumstances and estimates. During 1993, the Partnership conducted a comprehensive re-evaluation of its potential liabilities associated with remediation activities at a number of sites and recorded a $15 million provision to increase its reserve for environmental costs. During 1995, the Partnership, as a member of a defendant group, reached agreements in principle settling all of the claims for penalties and damages that had been asserted by several governmental agencies and property owners in lawsuits associated with the soil and groundwater contamination present in the vicinity of the Sparks, Nevada environmental site. The Partnership recorded provisions for environmental costs aggregating $24 million during 1995 largely to reflect its share of these settlement costs.

The Partnership's balance sheet at December 31, 1995 and 1994 includes reserves for environmental costs aggregating $37.1 million and $22.7 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as estimable environmental damage claims, primarily associated with the Sparks environmental site. With respect to the costs accrued at December 31, 1995, the Partnership estimates that between $12.5 million and $15.0 million will be paid in 1996, approximately $2 million to $4 million will be paid per year over the following four years, and approximately $1 million or less will be paid per year over the subsequent five years.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

DEMAND FOR REFINED PETROLEUM PRODUCTS
Demand for transportation and terminaling services is principally a function of product consumption and competition in markets served by the pipeline system. Commercial volumes are generally dependent upon such factors as prevailing economic conditions, demographic changes, transportation and terminaling alternatives and, to a lesser degree, product prices paid by end-users. Military volumes are dependent upon the level of activity at military bases served by the Partnership.

During 1995, the pipeline systems, on average, operated at approximately 75% of capacity. While capacity utilization on individual system segments generally ranged from 70% to 90% of capacity, the lines from the Los Angeles area to San Diego and Colton, California and from the San Francisco Bay area to Reno, Nevada operated at or near full capacity for a portion of the year. Overall, volumes have been moderately seasonal, with somewhat lower than average volumes being transported during the first and fourth quarters of each year, although deliveries to specific locations also experience seasonal variations.

OTHER
The Partnership leases certain rights-of-way under an agreement that became subject to renegotiation effective January 1, 1994; however, to date, the Partnership and the lessor have been unable to reach an agreement on the base annual rental payments for the next ten-year period. In a judicial reference proceeding in this matter, the lessor has asserted that the amount of the easement rent should be increased from approximately $3.7 million per year to $18.5 million per year, subject to annual inflation adjustments. The Partnership has accrued for an increase in the annual rental effective January 1, 1994 and does not believe that the evidence provided by the lessor to date supports an annual rental in excess of the amounts accrued; however, it is not presently possible to predict with certainty the annual right-of-way rentals that will ultimately be payable.

During 1994, the Partnership began a long-term pipeline reconditioning program on its East Line and the Phoenix-to-Tucson segment of the West Line. In 1994 and 1995, the Partnership's field operating expenses included approximately $320,000 and $1,220,000, respectively, related to this program, which involves replacing the pipeline's original coating and performing repairs determined to be necessary. In 1996 and future years, the Partnership expects that an average of 30 miles of pipeline will be recoated annually, at an expected cost of approximately $3,000,000 per year.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which prescribes accounting standards for the recognition and measurement of impairment in long-lived assets, such as properties, plant and equipment. Management does not expect that adoption of FAS 121, which is required no later than the first quarter of 1996, will have a significant effect on the Partnership's financial condition or results of operations.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Partnership's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 26, 1996, are set forth on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The Registrant has no officers, directors or employees. Set forth below is certain information concerning the directors and executive officers of the General Partner.

Edward F. Swift, age 72, is a director of the General Partner, Chairman of the Audit Committee and a member of the Compensation and Benefits Committee and Committee on Directors. He has been a consultant to Lehman Brothers (investment bankers) since 1990 and previously had been an advisory director of Shearson Lehman Hutton, Inc. (investment banker and broker-dealer) since 1988.

Orval M. Adam, age 65, is a director of the General Partner, Chairman of the Compensation and Benefits Committee and a member of the Audit Committee and Committee on Directors. He retired in January 1991 from his position as Senior Vice President and Chief Financial Officer of Santa Fe, which he held since April 1988. Mr. Adam is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Wilford D. Godbold, Jr., age 57, is a director of the General Partner and a member of the Audit Committee and Committee on Directors. Mr. Godbold has served as President and Chief Executive Officer of ZERO Corporation (container manufacturer) since 1984. Mr. Godbold is also a director of ZERO Corporation, Pacific Enterprises and Southern California Gas Company.

Michael A. Morphy, age 63, is a director of the General Partner and a member of the Audit Committee and Compensation and Benefits Committee. Mr. Morphy retired in 1985 from his position as Chairman and Chief Executive Officer of California Portland Cement Company (cement manufacturer). Mr. Morphy is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner, Santa Fe Energy Resources, Inc., First Interstate Bank of California and Cyprus Amax Minerals Company.

Robert D. Krebs, age 53, is a director of the General Partner, Chairman of the Committee on Directors and a member of the Compensation and Benefits Committee. Mr. Krebs has served as President and Chief Executive Officer of Burlington Northern Santa Fe Corporation ("BNSF") since September 1995, and, previously served as Chairman, President and Chief Executive Officer of Santa Fe since 1988. Mr. Krebs is also a director of BNSF, Burlington Northern Inc., Burlington Northern Railroad Company, Santa Fe Energy Resources, Inc., Santa Fe Pacific Gold Corporation, Phelps Dodge Corporation and Northern Trust Corporation.

Denis E. Springer, age 50, is a director of the General Partner and a member of the Compensation and Benefits Committee and Committee on Directors. Mr. Springer has been Senior Vice President and Chief Financial Officer of BNSF since September 1995 and, previously, served in those same positions at Santa Fe since October 1993. Mr. Springer previously served Santa Fe as Senior Vice President, Treasurer and Chief Financial Officer since January 1992, and as Vice President, Treasurer and Chief Financial Officer since January 1991. Mr. Springer is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner, Burlington Northern Inc. and Burlington Northern Railroad Company.

Irvin Toole, Jr., age 54, is President, Chief Executive Officer and Chairman of the Board of Directors of the General Partner. From November 1988 until election to his present position in September 1991, Mr. Toole served as Senior Vice President, Treasurer and Chief Financial Officer, and previously as Vice

President-Administration from February 1986 to November 1988. Mr. Toole is also Chairman of the Board of Directors of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Robert L. Edwards, age 40, is a director of the General Partner and has been Senior Vice President-Business Development and Planning of the General Partner since January 1995. Previously, Mr. Edwards was Senior Vice President, Treasurer and Chief Financial Officer from December 1991 through January 1995. Mr. Edwards served Santa Fe from July 1990 through November 1991 as Vice President-Administration. Prior to that, Mr. Edwards held various executive positions with Santa Fe and the General Partner since May 1985. Mr. Edwards is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Barry R. Pearl, age 46, has been Senior Vice President, Treasurer and Chief Financial Officer of the General Partner since January 1995. Mr. Pearl previously served as Senior Vice President-Business Development and Planning between January 1992 and January 1995, as Vice President-Business Development and Planning between November 1988 and January 1992 and as Vice President-Operations between May 1986 and November 1988.

John M. Abboud, age 53, has been Senior Vice President-Operations and Engineering of the General Partner since 1985. In his current capacity, Mr. Abboud is responsible for operations, engineering and environmental affairs.

Lyle B. Boarts, age 52, has been Vice President-Human Resources of the General Partner since November 1988. Previously, Mr. Boarts was Director of Human Resources since June 1986.

R. Gregory Cunningham, age 50, has been Vice President-General Counsel since January 1994. Previously, he served as General Counsel of the General Partner since January 1991 and, prior to such date, as General Attorney since November 1985.

Burnell H. DeVos III, age 42, has served as Controller and Secretary of the General Partner since January 1993. Mr. DeVos was Assistant Controller of the General Partner from May 1989 through December 1992.

Patrick L. Avery, age 43, has served as Vice President-Environmental and Safety of the General Partner since October 1993. Mr. Avery was Corporate Environmental Manager at Amerada Hess Corporation from October 1992 to October 1993. Previously, he held various positions at ARCO Products Company since 1982, including Director-California Government Relations and Environmental Health and Safety Manager at ARCO's Los Angeles refinery.

William M. White, age 50, has served as Vice President-Engineering of the General Partner, with responsibility for engineering and construction, since January 1993. Mr. White previously was Manager-Northern District from May 1986 through December 1992.


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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners

To the best of the General Partner's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Registrant's equity securities:


                                                            Number      Percent
       Title of Class               Name and Address       of Units    of Class
    --------------------       ------------------------    ---------   ---------
Common units                    Santa Fe Pacific           8,148,148       42.6%
                                Pipelines, Inc. (1)
                                888 South Figueroa
                                 Street
                                Los Angeles, CA  90017

Common units                    J. P. Morgan & Co.,        2,984,724       15.6%
                                 Incorporated (2)
                                60 Wall Street
                                New York, NY  10260

Common units                    Pioneering Management      1,098,000        5.7%
                                 Corporation (3)
                                60 State Street
                                Boston, MA  02109

   (1) As discussed in Items 1 and 2 of this Report, Santa Fe Pacific Pipelines, Inc. is also the general partner of the Partnership, referred to herein as the "General Partner," and is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation ("Santa Fe"). On September 22, 1995, Santa Fe and Burlington Northern Inc. consummated a business combination pursuant to which each became direct or indirect wholly owned subsidiaries of a new publicly-held company, Burlington Northern Santa Fe Corporation. Management believes that this merger will have no significant impact on the operations or financial condition of the Partnership or the General Partner.

   (2) This information is based on a Securities and Exchange Commission
       Schedule 13-G report by J. P. Morgan & Co., Incorporated, dated January 31, 1996, and filed on February 9, 1996.

   (3) This information is based on a Securities and Exchange Commission
       Schedule 13-G report by Pioneering Management Corporation, dated January 9, 1996, and filed on January 10, 1996.

(b) Security Ownership of Management

As of March 1, 1996, common units beneficially held by all directors and officers as a group represented less than 1% of the Partnership's outstanding units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Registrant and the Operating Partnership are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), and the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Operating Partnership Agreement"). Under the Partnership Agreement and Operating Partnership Agreement, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnership. These costs and expenses include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, and legal and other professional services fees. These costs to the Partnership totaled $49.3 million, $44.2 million and $43.0 million in 1995, 1994 and 1993, respectively.

The Partnership Agreement provides for incentive distribution payments to the General Partner out of the Partnership's "Available Cash" (as defined in the Partnership Agreement) which increase as quarterly distributions to unitholders exceed certain specified targets. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all distributions of Available Cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $2,351,000 in 1995 and $1,202,000 in the years 1994 and 1993.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

                                                                                       Page
                                                                                       ----
 (1) Financial Statements:
     Report of Independent Accountants..............................................   F-1
     Consolidated Balance Sheet as of December 31, 1995 and 1994....................   F-2
     Consolidated Statement of Income for the three years ended December 31, 1995...   F-3
     Consolidated Statement of Cash Flows for the three years
         ended December 31, 1995....................................................   F-4
     Notes to Consolidated Financial Statements.....................................   F-5


(2) Financial Statement Schedules: None.

(3) Exhibits: The following exhibits are filed as a part of this Report. With the exception of Exhibits 21, 24 and 27, all exhibits listed herein are incorporated by reference, with the location of the exhibit in the Registrant's previous filing being indicated parenthetically.


 Exhibit
 Number                                 Description
-------  -----------------------------------------------------------------------

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

Exhibit
 Number                        Description
--------    --------------------------------------------------------------------
  3.11 Certificate of Amendment No. 2 to Certificate of Limited Partnership of the Operating Partnership, dated as of January 30, 1990. (1989 Form 10-K - Exhibit 3.9)
  4.1 Form of Deposit Agreement between the Registrant, American Stock Transfer & Trust Company and the General Partner, as attorney-in-fact for holders of units and depositary receipts. (Form S-1 Registration Statement No. 33-24395 - Exhibit 4.1)
  4.2 First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate agreements, identical except for signatures). (1988 Form 10-K - Exhibit 4.2)
  4.3 Deed of Trust, Security Agreement and Fixture Filing, dated December 8, 1988, between the Operating Partnership, the General Partner, Chicago Title Insurance Company and Security Pacific National Bank. (1988 Form 10-K - Exhibit 4.3)
  4.4 Trust Agreement, dated December 19, 1988, between the Operating Partnership, the General Partner and Security Pacific National Bank. (1988 Form 10-K - Exhibit 4.4)
  4.5 The Operating Partnership has established a $60 million term credit facility with three banks, dated as of October 14, 1993. As the maximum allowable borrowings under this facility do not exceed 10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange Commission upon request.
  21     Subsidiaries of the Registrant*
  24     Powers of attorney*
  27     Financial Data Schedule as of and for the year ended December 31, 1995*

           * Filed herewith.

(b) Reports on Form 8-K filed during the quarter ended December 31, 1995: None

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


                                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                                (Registrant)
                                By: Santa Fe Pacific Pipelines, Inc., as
                                                General Partner

Dated: March 20, 1996           By:          /s/ IRVIN TOOLE, JR.
                                    --------------------------------------
                                                 Irvin Toole, Jr.
                                    Chairman, President and Chief Executive
                                    Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Santa Fe Pacific Pipelines, Inc., as General Partner, and on the date indicated.

          Signature                                               Title
-----------------------------                         ---------------------------
                                                         Chairman, President and
/s/ IRVIN TOOLE, JR.                                     Chief Executive Officer
---------------------------------------------------       (Principal Executive
Irvin Toole, Jr.                                                 Officer)
                                                              and Director

                                                          Senior Vice President-
/s/ ROBERT L. EDWARDS                                      Business Development
---------------------------------------------------            and Planning
Robert L. Edwards                                              and Director

                                                          Senior Vice President,
/s/ BARRY R. PEARL                                              Treasurer
---------------------------------------------------         and Chief Financial
Barry R. Pearl                                                  Officer
                                                       (Principal Financial Officer)

                                                         Controller and Secretary
/s/ BURNELL H. DEVOS III                                (Principal Accounting
---------------------------------------------------            Officer)
Burnell H. DeVos III

EDWARD F. SWIFT*
--------------------------------------------------
Edward F. Swift                                                  Director

ORVAL M. ADAM*
--------------------------------------------------
Orval M. Adam                                                    Director

WILFORD D. GODBOLD, JR.*
--------------------------------------------------
Wilford D. Godbold, Jr.                                          Director

MICHAEL A. MORPHY*
--------------------------------------------------
Michael A. Morphy                                                Director

ROBERT D. KREBS*
--------------------------------------------------
Robert D. Krebs                                                  Director

DENIS E. SPRINGER*
------------------------------------------------------
Denis E. Springer                                                Director

*By:        /s/ BARRY R. PEARL
     ----------------------------------------
        Barry R. Pearl, attorney in fact

Dated: March 20, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) on page 25 present fairly, in all material respects, the financial position of Santa Fe Pacific Pipeline Partners, L.P. and its majority-owned operating partnership at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Los Angeles, California
January 26, 1996

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET

                                (IN THOUSANDS)

                                                                      December 31,
                                                                -------------------------
                                                                   1995          1994
                                                                ----------    -----------
          ASSETS
Current assets
   Cash and cash equivalents................................     $ 41,219       $ 48,948
   Accounts receivable, net.................................       38,897         36,470
   Other current assets.....................................        2,139          2,420
                                                                 --------       --------
      Total current assets..................................       82,255         87,838
                                                                 --------       --------
Properties, plant and equipment.............................      716,197        691,263
   Less accumulated depreciation............................       92,879         78,224
                                                                 --------       --------
      Net properties, plant and equipment..................       623,318        613,039
Other assets...............................................        15,281         13,895
                                                                 --------       --------
      Total assets.........................................      $720,854       $714,772
                                                                 ========       ========
         LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
   Accounts payable........................................      $  3,466       $  3,369
   Accrued liabilities.....................................        30,609         28,403
                                                                 --------       --------
      Total current liabilities............................        34,075         31,772
Long-term debt.............................................       355,000        355,000
Other long-term liabilities................................        60,468         38,363
                                                                 --------       --------
      Total liabilities....................................       449,543        425,135
                                                                 --------       --------
Minority interest..........................................         1,246          1,676
                                                                 --------       --------
Commitments and contingencies (Note 4).....................
                                                                 --------       --------
Partners' capital
   General Partner.........................................         1,246          1,676
   Limited Partners........................................       268,819        286,285
                                                                 --------       --------
      Total partners' capital..............................       270,065        287,961
                                                                 --------       --------
      Total liabilities and partners' capital..............      $720,854       $714,772
                                                                 ========       ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                    Year ended December 31,
                                               --------------------------------
                                                 1995        1994        1993
                                               --------    --------    --------
Operating revenues
   Trunk revenues ...........................  $183,255    $179,339    $171,848
   Storage and terminaling revenues .........    37,653      37,262      37,213
   Other revenues ...........................    12,769      11,465      10,410
                                               --------    --------    --------
      Total operating revenues ..............   233,677     228,066     219,471
                                               --------    --------    --------
Operating expenses
   Field operating expenses .................    33,013      32,492      34,305
   General and administrative expenses ......    27,462      22,753      22,378
   Power costs ..............................    21,715      20,698      18,940
   Facilities costs .........................    21,006      21,256      19,555
   Depreciation and amortization ............    20,500      19,820      18,971
   Provisions for environmental
    and litigation costs (Note 4) ...........    34,000          --      27,000
                                               --------    --------    --------
      Total operating expenses ..............   157,696     117,019     141,149
                                               --------    --------    --------
Operating income ............................    75,981     111,047      78,322
Interest expense ............................    37,247      37,570      37,086
Other income, net ...........................     2,978       5,037       1,262
                                               --------    --------    --------
Net income before minority interest .........    41,712      78,514      42,498
Less minority interest ......................    (1,345)     (1,629)       (882)
                                               --------    --------    --------
Net income ..................................  $ 40,367    $ 76,885    $ 41,616
                                               ========    ========    ========
Net income per unit .........................  $   2.04    $   3.93    $   2.13
                                               ========    ========    ========
Operating expenses reflected above include
 the following expenses incurred by, and
 reimbursed to, the General Partner (Note 5).  $ 49,345    $ 44,220    $ 43,025
                                               ========    ========    ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                 Year ended December 31,
                                                           -----------------------------------
                                                             1995         1994          1993
                                                           --------     --------      --------
Cash flows from operating activities:
  Net income.......................................        $ 40,367     $ 76,885      $ 41,616
                                                           --------     --------      --------
  Adjustments to reconcile net income to
   net cash provided by operating activities--
    Depreciation and amortization..................          20,500       19,820        18,971
    Minority interest in net income................           1,345        1,629           882
    Environmental and litigation provisions
     and payments, net.............................          24,738       (5,914)       22,725
    Other, net.....................................            (429)       1,296          (464)
    Changes in:
      Accounts receivable..........................          (2,427)      (3,683)       (4,636)
      Accounts payable and accrued liabilities.....            (634)        (399)        2,375
      Other current assets.........................             281          381            81
                                                           --------     --------      --------
        Total adjustments..........................          43,374       13,130        39,934
                                                           --------     --------      --------
        Net cash provided by operating activities..          83,741       90,015        81,550
                                                           --------     --------      --------
Cash flows from investing activities:
  Capital expenditures.............................         (31,431)     (17,913)      (21,084)
  Other............................................              --          620           276
                                                           --------     --------      --------
        Net cash used by investing activities......         (31,431)     (17,293)      (20,808)
                                                           --------     --------      --------
Cash flows from financing activities:
  Distributions to partners and minority interest..         (60,039)     (55,936)      (55,936)
  Repayment of long-term debt......................         (17,000)     (11,000)           --
  Proceeds from issuance of long-term debt.........          17,000       11,000            --
                                                           --------     --------      --------
        Net cash used by financing activities......         (60,039)     (55,936)      (55,936)
                                                           --------     --------      --------
Increase (decrease) in cash and cash equivalents...          (7,729)      16,786         4,806

Cash and cash equivalents--
  Beginning of year................................          48,948       32,162        27,356
                                                           --------     --------      --------
  End of year......................................        $ 41,219     $ 48,948      $ 32,162
                                                           ========     ========      ========

                See Notes to Consolidated Financial Statements.

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

ORGANIZATION AND BASIS OF ACCOUNTING - The accompanying consolidated financial statements include the accounts of Santa Fe Pacific Pipeline Partners, L.P. (the "Trading Partnership") and SFPP, L.P., (the "Operating Partnership"), collectively referred to as the "Partnership", on a consolidated basis. The Trading Partnership is a publicly traded limited partnership organized under the laws of the state of Delaware in 1988 which owns a 99% limited partnership interest in the Operating Partnership, through which the Partnership conducts all its operations. The Operating Partnership was acquired by the Trading Partnership in December 1988 and is engaged in the transportation of refined petroleum products and related services.

The Operating Partnership is managed by its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), which, by virtue of its 1% general partner interest, represents the minority interest in the Partnership's consolidated financial statements. The General Partner, which is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation ("Santa Fe"), also holds the 1% general partner interest in the Trading Partnership and, therefore, in total, holds a 2% general partner interest in the Partnership on a consolidated basis. In addition, the General Partner owns 8,148,148 Partnership common units, representing an approximate 42% limited partner interest in the Trading Partnership. In September 1995, Santa Fe and Burlington Northern Inc. consummated a business combination pursuant to which Santa Fe became a subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation ("BNSF"). The remaining approximate 56% limited partner ownership in the Trading Partnership is represented by 11,000,000 publicly traded common units.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates.

REVENUE RECOGNITION - Substantially all revenues are derived from pipeline transportation and storage and terminaling charges and are recognized in income upon delivery. Other revenues, primarily incidental service charges and tank and land rentals, are recognized as earned.

Operating revenues received from ARCO Products Company and Chevron U.S.A. Products Company accounted for 16.3% and 13.3%, respectively, of total 1995 revenues. These two customers accounted for 16.1% and 12.4%, respectively, of total 1994 revenues, and for 16.9% and 12.9%, respectively, of total 1993 revenues. In addition, Texaco Refining and Marketing Inc. accounted for 10.2% of total 1993 revenues.

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

PROPERTIES, PLANT AND EQUIPMENT - Properties are stated at cost and include capitalized interest on borrowed funds. Additions and replacements are capitalized. Expenditures for maintenance and repairs are charged to income. Upon sale or retirement of depreciable properties, cost less salvage is charged to accumulated depreciation.

Properties are depreciated on a straight-line basis over the estimated service lives of the related assets. Rates for the Partnership's interstate pipeline properties are prescribed by the FERC. The Partnership's intrastate pipeline properties and its terminal properties are depreciated using similar rates. The following annual rates were used in computing depreciation:

    Rights-of-way.............................................             2.60%
    Line pipe, fittings and pipeline construction.............    2.22% to 2.60%
    Buildings and field equipment.............................    2.95% to 4.00%
    Storage tanks and delivery facilities.....................    3.10% to 3.20%
    Vehicles, office and communications equipment.............   3.00% to 15.70%

Depreciation expense aggregated $17,680,000 in 1995, $17,445,000 in 1994 and $16,920,000 in 1993.

ENVIRONMENTAL COSTS - Environmental expenditures that relate to current or future revenues are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.

INCOME PER UNIT - Income per unit is computed based upon net income of the Partnership less an allocation of income to the general partner of the Trading Partnership in accordance with the partnership agreement, and is based upon 19,148,148 common units. The quarterly allocation of net income to the general partner of the Trading Partnership (which is always equivalent to the minority interest in net income) is based on its percentage of cash distributions from Available Cash at the end of each quarter (see Note 7). The general partner of the Trading Partnership was allocated 3.23%, 2.07% and 2.07% of net income before minority interest for the years 1995, 1994 and 1993, respectively.

INCOME TAX - For federal and state income tax purposes, the Partnership is not a taxable entity. Accordingly, the taxable income or loss resulting from the operations of the Partnership is ultimately includable in the federal and state income tax returns of the general and limited partners, and may vary substantially from the income or loss reported for financial reporting purposes.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

RECLASSIFICATIONS - Certain comparative prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
--------------------------------------------------

                                                                                        December 31,
                                                                                --------------------------
(In thousands)                                                                    1995             1994
                                                                                --------         ---------
ACCOUNTS RECEIVABLE:
  Trade accounts receivable.................................................    $ 22,071          $ 24,094
  Recollectible construction and maintenance expenditures...................       7,333             5,040
  Environmental insurance claims............................................       4,477             3,671
  Other.....................................................................       5,016             3,665
                                                                                --------          --------
                                                                                $ 38,897          $ 36,470
                                                                                ========          ========

PROPERTIES, PLANT AND EQUIPMENT:
  Land......................................................................    $ 55,984          $ 56,000
  Rights-of-way.............................................................      12,680            12,677
  Line pipe, fittings and pipeline construction.............................     293,858           288,303
  Buildings and equipment...................................................     168,361           165,613
  Storage tanks and delivery facilities.....................................     162,470           149,162
  Construction in progress..................................................      22,844            19,508
                                                                                --------          --------
                                                                                 716,197           691,263
  Less accumulated depreciation.............................................      92,879            78,224
                                                                                --------          --------
                                                                                $623,318          $613,039
                                                                                ========          ========
ACCRUED LIABILITIES:
  Environmental costs.......................................................    $ 12,500          $  6,310
  Capital expenditures and major maintenance................................       4,441             4,558
  Right-of-way rents........................................................       4,315             2,495
  Property taxes............................................................       3,019             2,980
  Interest..................................................................       2,171             1,695
  Product loss reserve......................................................       1,343             2,820
  East Line litigation costs................................................          -              3,250
  Other.....................................................................       2,820             4,295
                                                                                --------          --------
                                                                                $ 30,609          $ 28,403
                                                                                ========          ========

NOTE 3 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                                                            December 31,
                                                                     ------------------------
   (In thousands)                                                      1995            1994
                                                                     --------        --------
   First Mortgage Notes:
       Series B 10.00% due December 1995..........................   $     -         $ 17,000
       Series C 10.05% due December 1996..........................     22,000          22,000
       Series D 10.15% due December 1997..........................     28,500          28,500
       Series E 10.25% due December 1998..........................     32,500          32,500
       Series F 10.70% due December 1999 through 2004.............    244,000         244,000
                                                                     --------        --------
                                                                      327,000         344,000
   Bank term loans, due April 1999 through September 2001.........     28,000          11,000
                                                                     --------        --------
                                                                     $355,000        $355,000
                                                                     ========        ========

The Partnership intends to refinance the Series C Notes on a long-term basis upon their maturity and, therefore, has included them in long-term debt at December 31, 1995. The Series F Notes become payable in annual installments, including $31.5 million in 1999 and $32.5 million in 2000. The Notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium.

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

The Partnership has arranged a $60 million multi-year term credit facility and a $20 million working capital facility with three banks. The term facility is available for refinancing a portion of the Partnership's long-term debt and capital projects, and may be utilized on a revolving basis through October 1998, with any outstanding balance at that time converted to a three-year amortizing term loan. Borrowings under the term facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Notes. In December 1994, the Partnership refinanced the Series A Notes by borrowing $11 million under this facility and, in December 1995, refinanced the Series B Notes by borrowing an additional $17 million under this facility. The Partnership has selected an interest rate on this loan that is presently determined by reference to a short-term Eurodollar rate, and was 6-5/16% at December 31, 1995.

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

Interest on the Notes is payable semiannually in June and December. Interest on the bank term loan is generally payable quarterly. Total interest paid was $36,985,000 during 1995 and $37,326,000 during both 1994 and 1993. Interest capitalized during the years 1995, 1994 and 1993 aggregated $405,000, $205,000 and $600,000, respectively.

The fair value of the Partnership's long-term debt was approximately $430 million at December 31, 1995. Such estimate represents the present value of interest and principal payments on the Notes discounted at present market yields, and assumes the Series F Notes will be prepaid in full in 1999 at par plus a premium. The fair market value of the term loan is considered to be equal to its principal amount.


NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

East Line Civil Litigation and FERC Proceeding

Certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceeding also involves claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. Hearings before a FERC Administrative Law Judge are scheduled to commence in April 1996.

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

In June 1995, the FERC issued a decision in an unrelated oil pipeline rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead") ruling that Lakehead, which is also a publicly traded partnership engaged in oil pipeline transportation, may not include an income tax allowance in its cost of service with respect to partnership income attributable to limited partnership interests held by individuals. If this decision is upheld and applied in the Partnership's FERC proceeding, it would reduce the Partnership's allowable cost of service and, possibly, its revenues.

In 1993, the Partnership recorded a $12 million provision for litigation costs, reflecting the terms of the Navajo settlement and management's estimate of other costs related to the resolution of the FERC proceeding and El Paso's civil action, and, during the quarter ended December 31, 1995, recorded a $10 million provision to increase its existing reserves relating to the FERC proceeding, the El Paso action and certain other matters. In the interim, lesser amounts of litigation costs have, from time to time, been recorded as current period expense.

While the Partnership believes it has meritorious defenses in these matters, the complainants and plaintiffs are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with litigation and FERC rate-making methodology, management cannot predict with certainty the ultimate outcome of these matters. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, or ability to maintain its quarterly cash distribution at the current level.

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

Along with several other respondents, the Partnership is presently involved in one cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in eleven groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Such costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

The Partnership's environmental reserves are monitored on a regular basis by management and are adjusted, from time to time, to reflect changing circumstances and estimates. During 1993, the Partnership conducted a comprehensive re-evaluation of its potential liabilities associated with remediation activities at a number of sites and recorded a $15 million provision to increase its reserve for environmental costs. During 1995, the Partnership, as a member of a defendant group, reached agreements in principle settling all of the claims for penalties and damages that had been asserted by several governmental agencies and property owners in lawsuits associated with the soil and groundwater contamination present in the vicinity of the Sparks, Nevada environmental site. The Partnership recorded provisions for environmental costs aggregating $24 million during 1995 largely to reflect its share of these settlement costs.

The Partnership's balance sheet at December 31, 1995 and 1994 includes reserves for environmental costs aggregating $37.1 million and $22.7 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as estimable environmental damage claims, primarily associated with the Sparks environmental site. With respect to the costs accrued at December 31, 1995, the Partnership estimates that between $12.5 million and $15.0 million will be paid in 1996, approximately $2 million to $4 million will be paid per year over the following four years, and approximately $1 million or less will be paid per year over the subsequent five years.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

Other Claims and Litigation

The Partnership is also party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Partnership.

Lease Commitments

The Partnership and the General Partner lease space in office buildings and certain computer equipment. Total lease commitments not subject to cancellation at December 31, 1995 are as follows: $1,680,000 in 1996, $1,125,000 in 1997,
$1,090,000 in 1998, $1,215,000 in 1999, $1,225,000 in 2000, and $17,600,000
thereafter.

The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations. The annual payments associated with these leases aggregated approximately $5 million in 1993, however a substantial portion of this amount became subject to renegotiation effective January 1, 1994 and, to date, the Partnership and the lessor have been unable to reach an agreement on the base annual rental payments for the next ten-year period. In a judicial reference proceeding in this matter, the lessor has asserted that the amount of the easement rent should be increased from approximately $3.7 million per year to $18.5 million per year, subject to annual inflation adjustments. The Partnership has accrued for an increase in the annual rental effective January 1, 1994 and does not believe that the evidence provided by the lessor to date supports an annual rental in excess of the amounts accrued; however, it is not presently possible to predict with certainty the annual right-of-way rentals that will ultimately be payable. Rental expense recorded for all operating leases was $8,850,000 in 1995, $8,335,000 in 1994 and $7,130,000 in 1993.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no employees and is managed by the General Partner. Under certain partnership and management agreements, the General Partner and Santa Fe or its subsidiaries are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These expenses, which are included in field operating and general and administrative expenses in the Partnership's statement of income, totaled $49.3 million, $44.2 million and $43.0 million for the years 1995, 1994 and 1993, respectively, and include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional services fees.


NOTE 6 - PENSION AND POSTRETIREMENT PLANS
-----------------------------------------

The General Partner is included with certain other affiliates in the trusteed non-contributory Santa Fe Pacific Retirement Plan (the "Plan") which fully complies with ERISA requirements. The Plan covers substantially all officers and employees of Santa Fe and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of service and compensation during the sixty highest paid consecutive months of service during the ten years immediately preceding retirement. Santa Fe's funding policy is to contribute annually at a rate not less than the ERISA minimum, and not more than the maximum amount deductible for income tax purposes. Since the General Partner is included with certain other affiliates, detailed Plan information for the General Partner is not available in all cases; however, as of September 30, 1995, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $51.7 million, and the actuarial present value of projected Plan obligations, discounted at 7.5%, was $42.0 million. The expected return on the market value of Plan assets was 9.75% and compensation levels were assumed to increase at 4.0% per year. Primarily as a result of the excess of Plan assets over liabilities, pension income of $470,000, $200,000 and $435,000 was recognized in 1995, 1994 and 1993, respectively.

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

Net periodic postretirement benefit cost was $770,000, $1,500,000 and $1,557,000 in 1995, 1994 and 1993, respectively, and included the following components:

                                         Medical Plan           Life Insurance Plan
                                   -------------------------    --------------------
(In thousands)                      1995     1994      1993     1995    1994    1993
                                   -----    ------    ------    ----    ----    ----
Service cost.....................  $ 490    $  660    $  550    $ 25    $ 40    $ 35
Interest cost....................    710       970     1,065     205     240     215
Net amortization
 and deferral....................   (660)     (410)     (310)      -       -       -
                                   -----    ------    ------    ----    ----    ----
Net periodic postretirement
 benefit cost....................  $ 540    $1,220    $1,305    $230    $280    $250
                                   =====    ======    ======    ====    ====    ====

The Partnership's policy is to fund benefits payable under the medical and life insurance plans as they come due. The following table shows the reconciliation of the plans' obligations, using a September 30 measurement date, to amounts accrued at December 31, 1995 and 1994:

                                                   Medical Plan     Life Insurance Plan
                                                ------------------ --------------------
(In thousands)                                    1995      1994      1995       1994
                                                -------    ------- ---------   --------
Accumulated postretirement
 benefit obligation:
  Retirees....................................  $ 4,325    $ 4,485    $2,330    $1,955
  Fully eligible active plan participants.....    1,040      1,015        30        25
  Other active plan participants..............    5,460      4,660       600       445
                                                -------    -------    ------    ------
                                                 10,825     10,160     2,960     2,425
Unrecognized prior service credit.............    3,750      4,240        -         -
Unrecognized net gain (loss)..................      675        610      (680)     (230)
                                                -------    -------    ------    ------
Accrued postretirement liability..............  $15,250    $15,010    $2,280    $2,195
                                                =======    =======    ======    ======

The unrecognized prior service credit will be amortized straight-line over the average future service to full eligibility of the active population. For 1996, the assumed health care cost trend rate for managed care medical costs is 11% and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend is 13% in 1996 and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $1.3 million and the combined service and interest components of net periodic postretirement benefit cost recognized in 1995 by $200,000. The weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.5% in 1995 and 8.5% in 1994. The assumed weighted-average salary increase was 4% in both 1995 and 1994.

NOTE 7 - PARTNERS' CAPITAL AND CASH DISTRIBUTIONS
-------------------------------------------------

Changes in partners' capital were as follows:

                                                       General    Limited
(In thousands)                                         Partner    Partners     Total
                                                       -------    --------    --------
Partner's capital at December 31, 1992...............   $1,486    $277,524    $279,010
1993 net income......................................      882      40,734      41,616
1993 cash distributions..............................   (1,160)    (53,615)    (54,775)
                                                        ------    --------    --------
Partners' capital at December 31, 1993...............    1,208     264,643     265,851
1994 net income......................................    1,629      75,256      76,885
1994 cash distributions..............................   (1,161)    (53,614)    (54,775)
                                                        ------    --------    --------
Partners' capital at December 31, 1994...............    1,676     286,285     287,961
1995 net income......................................    1,346      39,021      40,367
1995 cash distributions..............................   (1,776)    (56,487)    (58,263)
                                                        ------    --------    --------
Partners' capital at December 31, 1995...............   $1,246    $268,819    $270,065
                                                        ======    ========     ========

The Partnership makes quarterly cash distributions of substantially all of its available cash, generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Notes. Distributions are made 98% to the common unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner which increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $2,351,000 in 1995 and $1,202,000 in 1994 and 1993.

Cash distributions declared aggregated $3.00 per unit in 1995, reflecting an increase from $0.70 to $0.75 per unit in the first quarter, and $2.80 per unit in 1994 and 1993. In January 1996, the Partnership announced a fourth quarter 1995 distribution of $0.75 per unit, payable in February 1996.

Note 8 - SUMMARIZED QUARTERLY OPERATING RESULTS
-----------------------------------------------
         AND COMMON UNIT INFORMATION (UNAUDITED)
         --------------------------------------
Quarterly results of operations are summarized below:


                                   First       Second     Third      Fourth
(In thousands, except per unit    Quarter      Quarter    Quarter    Quarter
 amounts)                          -------      -------    -------    -------
1995
  Net revenues..................  $54,200      $60,554    $60,795    $58,128
  Operating income..............   23,633       21,267     26,978      4,103
  Net income (loss).............   14,642       12,325     17,677     (4,277)

  Income (loss) per unit........  $  0.74      $  0.62    $  0.89   ($  0.21)

1994
  Net revenues..................  $52,522      $58,162    $59,446    $57,936
  Operating income..............   23,456       30,084     29,942     27,565
  Net income....................   14,075       23,672     20,692     18,446

  Income per unit...............  $  0.72      $  1.21    $  1.06    $  0.94

Note: 1995 operating results included provisions for environmental and litigation costs of $9.0 million in the second quarter and $25.0 million in the fourth quarter.

Santa Fe Pacific Pipeline Partners, L.P. common units are traded on the New York Stock Exchange, under the symbol SFL. The quarterly price range per unit and cash distributions declared per unit for 1995 and 1994 are summarized below:


                                        First       Second     Third      Fourth
                                       Quarter      Quarter    Quarter    Quarter
                                       -------      -------    -------    -------
1995
  High unit price.....................  36-7/8       37-7/8     37         37-3/8
  Low unit price......................  33-1/8       30-1/2     34-3/8     34-1/4

  Cash distributions declared......... $  0.75      $  0.75    $  0.75    $  0.75

1994
  High unit price.....................  40           37-7/8     36-7/8     34
  Low unit price......................  34-5/8       31-1/2     32-3/8     30

  Cash distributions declared......... $  0.70      $  0.70    $  0.70    $ 0.70

As of January 31, 1996, there were approximately 18,000 unitholders.