Form 10-Q
period 1996-03-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1996-05-15
CIK 840251

- -------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

- ------------------------------------------------------------------------------

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                            PAGE
                                                            ----
             PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
   Consolidated Balance Sheet at March 31, 1996 and
     December 31, 1995...................................     1

  Consolidated Statement of Income
   for the three-month periods ended March 31, 1996
   and 1995..............................................     2

  Consolidated Statement of Cash Flows
   for the three-month periods ended March 31, 1996
   and 1995..............................................     3

   Notes to Consolidated Financial Statements............     4

Item 2.  Management's Discussion and Analysis of
         Consolidated Financial Condition and
         Results of Operations...........................     6

             PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................     7

Item 6.  Exhibits and Reports on Form 8-K................     7

Signature................................................     7

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                               March 31,        December 31,
                                                                 1996              1995
                                                               ---------        ------------
                          A S S E T S
Current assets
  Cash and cash equivalents...................................  $ 35,841          $  41,219
  Accounts receivable, net....................................    38,742             38,897
  Other current assets........................................     7,159              2,139
                                                                --------           --------
    Total current assets......................................    81,742             82,255
                                                                --------           --------
Properties, plant and equipment...............................   725,410            716,197
  Less accumulated depreciation...............................    97,337             92,879
                                                                --------           --------
    Net properties, plant and equipment.......................   628,073            623,318
Other assets..................................................    16,186             15,281
                                                                --------           --------
    Total assets..............................................  $726,001           $720,854
                                                                ========           ========

                   LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable............................................  $  1,879           $  3,466
  Accrued liabilities.........................................    37,757             30,609
                                                                --------           --------
    Total current liabilties..................................    39,636             34,075
Long-term debt................................................   355,000            355,000
Other long-term liabilities...................................    59,442             60,468
                                                                --------           --------
    Total liabilities.........................................   454,078            449,543
                                                                --------           --------
Minority interest.............................................     1,266              1,246
                                                                --------           --------
Commitments and contingencies (Notes (d) and (e)).............
                                                                --------           --------
Partners' capital
  General partner.............................................     1,266              1,246
  Limited partners............................................   269,391            268,819
                                                                --------           --------
    Total partners' capital...................................   270,657            270,065
                                                                --------           --------
    Total liabilities and partners' capital...................  $726,001           $720,854
                                                                ========           ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                    (In thousands, except per unit amounts)

                                                                      Three months
                                                                     ended March 31,
                                                             ------------------------------
                                                                1996               1995
                                                             ---------          -----------
Operating revenues

    Trunk revenues..........................................   $44,519              $42,368
    Storage and terminaling revenues........................     8,964                8,765
    Other revenues..........................................     3,113                3,067
                                                               -------              -------
     Total operating revenues...............................    56,596               54,200
                                                               -------              -------
Operating expenses
   Field operating expenses.................................     9,190                8,849
   General and administrative expenses......................     6,915                6,595
   Facilities costs.........................................     5,830                5,509
   Depreciation and amortization............................     5,321                5,095
   Power costs..............................................     4,674                4,519
                                                               -------              -------
     Total operating expenses...............................    31,930               30,567
                                                               -------              -------

Operating income............................................    24,666               23,633

Interest expense............................................     9,082                9,228
Other income, net...........................................       379                  725
                                                               -------              -------
Net income before minority interest.........................    15,963               15,130
Less minority interest in net income........................      (515)                (488)
                                                               -------              -------
Net income..................................................   $15,448              $14,642
                                                               =======              =======
Income per unit.............................................   $  0.78              $  0.74
                                                               =======              =======

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                                       Three months
                                                                      ended March 31,
                                                              ------------------------------
                                                                 1996              1995
                                                              ---------         ------------
Cash flows from operating activities:
 Net income................................................... $ 15,448             $ 14,642
                                                               --------             --------
 Adjustments to reconcile net income to net
 cash provided by operating activities--
  Depreciation and amortization...............................    5,321                5,095
  Minority interest in net income.............................      515                  488
  Net additions to (payments against)
   environmental and litigation reserves......................   (5,057)                (815)
  Other, net..................................................   (1,421)                 406
  Changes in:
   Accounts receivable........................................      155               (1,949)
   Accounts payable and accrued liabilities...................    9,564                8,948
   Other current assets.......................................   (5,020)              (7,518)
                                                               --------             --------
    Total adjustments.........................................    4,057                4,655
                                                               --------             --------
    Net cash provided by
     operating activities.....................................   19,505               19,297

Cash flows from investing activities:
 Capital expenditures.........................................   (9,531)              (3,348)

Cash flows from financing activities:
 Distributions to partners....................................  (15,352)             (13,984)
                                                               --------             --------

Increase (decrease) in cash and cash equivalents..............   (5,378)               1,965

Cash and cash equivalents--
 Beginning of period..........................................   41,219               48,948
                                                               --------             --------

 End of period................................................ $ 35,841             $ 50,913
                                                               ========             ========
Interest paid................................................. $    447             $    191
                                                               ========             ========

                See Notes to Consolidated Financial Statements.

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") for the year ended December 31, 1995. In the opinion of Partnership management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% of net income before minority interest for the three-month periods ended March 31, 1996 and 1995, respectively, is based on its percentage of cash distributions from available cash at the end of each quarter.

(c) On April 11, 1996, the Partnership declared a cash distribution of $0.75 per unit for the first quarter of 1996, to be paid on May 15, 1996 to unitholders of record on April 30, 1996.

(d) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1995, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages. The FERC proceeding also involves claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter.

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

(e) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1995, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials, and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions.

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO 1995 PERIOD

The Partnership reported net income for the three months ended March 31, 1996 of $15.4 million, compared to net income of $14.6 million in the corresponding 1995 quarter, with the variance being primarily due to higher revenues. Revenues for the first quarter of 1996 of $56.6 million were $2.4 million, or 4%, above the 1995 quarter's levels. Trunk revenues were $2.1 million higher than in the 1995 quarter primarily due to higher volumes. Total volumes transported increased about 5% from the first quarter of 1995, with commercial volumes being 5% higher and military volumes being 5% lower, than in 1995. First quarter deliveries to most of the markets served by the Partnership have increased in 1996, although Southern California deliveries were lower as a result of competition from short-haul trucking to Los Angeles area terminals.

Operating expenses of $31.9 million were $1.4 million, or 4%, higher than in the 1995 quarter with higher field operating expenses ($0.3 million), general and administrative expenses ($0.3 million), facilities costs ($0.3 million), depreciation and amortization ($0.2 million) and higher power costs ($0.2 million) accounting for that increase. The increase in field operating expenses is primarily attributable to higher pipeline repairs and maintenance, including pipeline recoating projects. General and administrative expenses were higher due to outside legal costs, primarily related to the litigation associated with the Sparks, Nevada environmental site. Facilities costs were higher due to higher right-of-way rental expense. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs. The increase in power costs resulted from increased volumes and greater usage of drag reducing agent.

Other income, net decreased by $0.3 million compared to the 1995 period primarily due to lower interest income, which resulted from lower interest rates and cash balances.


FINANCIAL CONDITION

For the three months ended March 31, 1996, cash and cash equivalents decreased by $5.4 million. Cash flow from operations before working capital and minority interest adjustments totaled $14.3 million for the three months, a decrease of $5.0 million from the corresponding 1995 period, due primarily to payment of settlement costs related to the Sparks, Nevada environmental site litigation. Working capital cash requirements decreased $5.2 million from the corresponding 1995 three-month period primarily due to timing differences in the collections of trade and nontrade receivables and prepayments of certain rentals and insurance premiums.

Significant uses of cash included cash distributions of $15.4 million and capital expenditures of $9.5 million. In January 1996, the Partnership completed the purchase, from Kinley Pipelines of California, of a 35-mile, 6-inch diameter pipeline that serves Lemoore Naval Air Station from the Partnership's Fresno, California terminal, for approximately $6 million. Total cash and cash equivalents of $35.8 million at March 31, 1996 included $15.4 million for the first quarter 1996 distribution to be paid to unitholders in May 1996.

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

Long-term debt aggregated $355 million at March 31, 1996 and consisted of $327 million of First Mortgage Notes (the "Notes") and a $28 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility, with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.


OTHER MATTERS

Reference is made to Notes (d) and (e) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, and to
Part II, Item 1 of this Report, for discussions of the status of the East Line civil litigation and FERC proceeding.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 in the Partnership's 1995 Annual Report on Form 10-K for background information on certain litigation.


EAST LINE CIVIL LITIGATION AND FERC PROCEEDING

Hearings in the FERC proceeding commenced before a FERC Administrative Law Judge on April 9, 1996 and are presently ongoing. An initial decision is not expected before late 1996 or early 1997.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as part of this report:

   Exhibit 27 Financial Data Schedule as of and for the three months ended March 31, 1996.



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

                                SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                            (Registrant)

                                By: SANTA FE PACIFIC PIPELINES, INC.,
                                     AS GENERAL PARTNER

Date:  May 13, 1996             By:  /s/    BARRY R. PEARL
                                    ---------------------------------
                                            Barry R. Pearl
                                    Senior Vice President, Treasurer
                                        and Chief Financial Officer
                                       (On behalf of the Registrant)