Form 10-Q
period 1996-06-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1996-08-14
CIK 840251

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 1-10066


                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)


       DELAWARE                                      95-4191066
(State of incorporation)              (I.R.S. Employer Identification No.)


                           1100 TOWN & COUNTRY ROAD
                           ORANGE, CALIFORNIA  92868
         (Address of principal executive offices, including zip code)


                                (714) 560-4400
             (Registrant's telephone number, including area code)

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

                               TABLE OF CONTENTS


                                                                               Page
                                                                               ----
                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Balance Sheet at June 30, 1996 and December 31, 1995......... 1

     Consolidated Statement of Income for the three-month and
      six-month periods ended June 30, 1996 and 1995........................... 2

     Consolidated Statement of Cash Flows
      for the three-month and six month periods ended June 30, 1996 and 1995................................................................. 3

     Notes to Consolidated Financial Statements................................ 4

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations......................... 5


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .................................................... 8

Item 6.  Exhibits and Reports on Form 8-K...................................... 8

Signature...................................................................... 9


                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                  June 30,  December 31,
                                                    1996        1995
                                                 --------   ------------
                                  A S S E T S
Current assets
   Cash and cash equivalents...................  $ 27,271   $ 41,219
   Accounts receivable, net....................    41,785     38,897
   Other current assets........................     4,976      2,139
                                                 --------   --------
    Total current assets.......................    74,032     82,255
                                                 --------   --------
Properties, plant and equipment................   729,141    716,197
   Less accumulated depreciation...............   101,091     92,879
                                                 --------   --------
    Net properties, plant and equipment........   628,050    623,318
Other assets...................................    16,519     15,281
                                                 --------   --------
    Total assets...............................  $718,601   $720,854
                                                 ========   ========

                       LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Accounts payable............................  $  2,672   $  3,466
   Accrued liabilities.........................    25,640     30,609
                                                 --------   --------
    Total current liabilities..................    28,312     34,075
Long-term debt.................................   355,000    355,000
Other long-term liabilities....................    58,228     60,468
                                                 --------   --------
    Total liabilities..........................   441,540    449,543
                                                 --------   --------
Minority interest..............................     1,431      1,246
                                                 --------   --------
Commitments and contingencies
 (Notes (d) and (e))...........................        --         --
                                                 --------   --------
Partners' capital
   General partner.............................     1,431      1,246
   Limited partners............................   274,199    268,819
                                                 --------   --------
    Total partners' capital....................   275,630    270,065
                                                 --------   --------
    Total liabilities and partners' capital....  $718,601   $720,854
                                                 ========   ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                      Three months           Six months
                                                     ended June 30,        ended June 30,
                                                  -------------------    -------------------
                                                    1996       1995        1996       1995
                                                  --------   --------    --------   --------
Operating revenues
  Trunk revenues...............................   $ 47,881   $ 47,610    $ 92,400   $ 89,978
  Storage and terminaling revenues.............      9,711      9,643      18,675     18,408
  Other revenues...............................      3,203      3,301       6,316      6,368
                                                  --------   --------    --------   --------
    Total operating revenues...................     60,795     60,554     117,391    114,754
                                                  --------   --------    --------   --------
Operating expenses
  Field operating expenses.....................      8,303      8,195      17,493     17,044
  General and administrative expenses..........      8,443      6,347      15,358     12,942
  Depreciation and amortization................      5,321      5,090      10,642     10,185
  Facilities costs.............................      4,557      5,496      10,387     11,005
  Power costs..................................      5,023      5,159       9,697      9,678
  Provision for environmental
   costs (Note (e))............................      --         9,000       --         9,000
                                                  --------   --------    --------   --------
    Total operating expenses...................     31,647     39,287      63,577     69,854
                                                  --------   --------    --------   --------
Operating income...............................     29,148     21,267      53,814     44,900

Interest expense...............................      9,080      9,319      18,162     18,547
Other income, net..............................        426        788         805      1,513
                                                  --------   --------    --------   --------
Net income before minority interest............     20,494     12,736      36,457     27,866
Less minority interest in net income...........       (661)      (411)     (1,176)      (899)
                                                  --------   --------    --------   --------

Net income.....................................   $ 19,833   $ 12,325    $ 35,281   $ 26,967
                                                  ========   ========    ========   ========

Income per unit................................   $   1.00   $   0.62    $   1.78   $   1.36
                                                  ========   ========    ========   ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                            Three months            Six months
                                                           ended June 30,         ended June 30,
                                                        --------   -------      --------  --------
                                                          1996      1995          1996      1995
                                                        --------   -------      --------  --------
Cash flows from operating activities:
  Net income..........................................  $ 19,833  $ 12,325      $35,281   $ 26,967
                                                        --------   -------      --------  --------
  Adjustments to reconcile net income to net
   cash provided by operating activities--
     Depreciation and amortization....................     5,321     5,090       10,642     10,185
     Minority interest in net income..................       661       411        1,176        899
     Net additions to (payments against)
      environmental and litigation reserves ..........    (2,961)    7,475       (8,018)     6,660
     Other, net.......................................      (505)      608       (1,926)     1,014
     Changes in:
       Accounts receivable............................    (3,043)   (1,717)      (2,888)    (3,666)
       Accounts Payable and accrued liabilities.......    (9,600)  (13,249)         (36)    (4,301)
       Other current assets...........................     2,183     4,533       (2,837)    (2,985)
                                                        --------   -------      --------   -------
       Total adjustments..............................    (7,944)    3,151       (3,887)     7,806
                                                        --------   -------      --------   -------
       Net cash provided by
         operating activities.........................    11,889    15,476       31,394     34,773

Cash flows from investing activities:
    Capital expenditures..............................    (5,107)   (7,808)     (14,638)   (11,156)

Cash flows from financing activities:
    Cash distributions................................   (15,352)  (15,352)     (30,704)   (29,336)
                                                        --------   -------      --------  --------
Decrease in cash and cash equivalents.................    (8,570)   (7,684)     (13,948)    (5,719)

Cash and cash equivalents--
    Beginning of period ..............................    35,841    50,913        41,219    48,948
                                                        --------  --------      --------  --------
    End of period.....................................  $ 27,271  $ 43,229      $ 27,271  $ 43,229
                                                        ========  ========      ========  ========

Interest paid.........................................  $ 17,703  $ 18,313      $ 18,150  $ 18,504
                                                        ========  ========      ========  ========

                See Notes to Consolidated Financial Statements.

                    SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") for the year ended December 31, 1995. In the opinion of Partnership management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% of net income before minority interest in 1996 and 1995, respectively, is based on its percentage of cash distributions from available cash at the end of each quarter.

(c) On July 11, 1996, the Partnership declared a cash distribution of $0.75 per unit for the second quarter of 1996, to be paid on August 14, 1996 to unitholders of record on July 31, 1996.

(d) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1995, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages. The FERC proceedings involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceedings seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter.

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


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO 1995 PERIOD
The Partnership reported net income for the three months ended June 30, 1996 of $19.8 million, compared to net income of $12.3 million in the corresponding 1995 quarter, with the variance being primarily due to a $9.0 million provision for environmental litigation costs recorded in 1995. Excluding the 1995 provision, adjusted net income for the three months ended June 30, 1995 was $21.0 million. Revenues and total volumes transported for the second quarter of 1996 were essentially even with the corresponding 1995 quarter.

Operating expenses of $31.6 million were $7.6 million lower than in the 1995 quarter, due largely to the 1995 provision for environmental costs. Excluding the provision, operating expenses would have been $1.4 million, or 4.5%, higher than in 1995, with higher general and administrative expenses ($2.1 million), depreciation and amortization ($0.2 million) and field operating expenses ($0.1 million), partially offset by lower facilities costs ($0.9 million) and power costs ($0.1 million). General and administrative expenses increased largely due to higher outside legal costs associated with the FERC proceeding and higher employee benefit costs. The increase in field operating expenses is primarily attributable to higher pipeline repairs and maintenance, including pipeline recoating projects, partially offset by reductions in other field costs. The decrease in facilities costs is primarily attributable to a property tax refund, partially offset by higher right-of-way-rental expense.

Other income, net decreased by $0.4 million compared to the 1995 period primarily due to lower interest income, which resulted from lower interest rates and cash balances.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO 1995 PERIOD
The Partnership reported net income for the six months ended June 30, 1996 of $35.3 million, compared to net income of $27.0 million in the corresponding 1995 period, with the variance being primarily due to the $9.0 million provision for environmental costs recorded in 1995. Excluding the 1995 provision, adjusted net income for the six months ended June 30, 1995 was $35.7 million. Trunk revenues were $2.4 million higher than in the 1995 period due to higher volumes. Total volumes transported increased 2% from the 1995 period, with commercial volumes about 3% higher and military volumes 6% lower than in 1995. Deliveries to most markets served by the Partnership have increased over 1995 levels, although Southern California deliveries were lower as a result of competition from short-haul trucking from Los Angeles area terminals.


Operating expenses of $63.6 million were $6.3 million lower than in the first six months of 1995 due largely to the 1995 provision for environmental costs. Excluding the provision, operating expenses would have been $2.7 million, or 4.5% higher than in 1995, with higher general and administrative expenses ($2.4 million), depreciation and amortization ($0.5 million) and field operating expenses ($0.4 million), partially offset by lower facilities costs ($0.6 million), accounting for that increase. General and administrative expenses were higher due to outside legal costs associated with the FERC proceeding and higher employee benefit costs. The increase in field operating expenses is primarily attributable to higher pipeline repairs and maintenance, including pipeline recoating projects, partially offset by reductions in other field costs. The decrease in facilities costs is primarily attributable to a property tax refund, partially offset by higher right-of-way rental expense.


Other income, net decreased by $0.7 million compared to the 1995 period primarily due to lower interest income, which resulted from lower interest rates and cash balances.



FINANCIAL CONDITION
For the six months ended June 30, 1996, cash and cash equivalents decreased by $13.9 million. Cash flow from operations before working capital and minority interest adjustments totaled $36.0 million for the six months, an increase of $1.3 million from the corresponding 1995 period. Uses of cash included payment of settlement costs related to the Sparks, Nevada environmental site litigation and deferred right-of-way lease negotiation legal costs. Working capital cash requirements decreased $5.2 million from the corresponding 1995 six-month period primarily due to timing differences in the payment of accrued obligations and in the collection of trade and nontrade receivables.


Significant uses of cash included cash distributions of $30.7 million and capital expenditures of $14.6 million. In January 1996, the Partnership completed the purchase, from Kinley Pipelines of California, of a 35-mile, 6-inch diameter pipeline that serves Lemoore Naval Air Station from the Partnership's Fresno, California terminal, for approximately $6 million. Total capital expenditures for 1996 are projected at approximately $28 million. Total cash and cash equivalents of $27.3 million at June 30, 1996 included $15.4 million for the second quarter 1996 distribution to be paid to unitholders in August 1996.

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

Long-term debt aggregated $355 million at June 30, 1996 and consisted of $327 million of First Mortgage Notes (the "Notes") and a $28 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility, with three banks. The term facility may continue to be used for refinancing a portion of the Notes and for capital projects, while the working capital facility is available for general short-term borrowing purposes.


OTHER MATTERS
Reference is made to Note (d) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, and to Part II, Item 1 of this Report, for discussions of the status of the East Line civil litigation and FERC proceeding.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Item 3 in the Partnership's 1995 Annual Report on Form 10-K for background information on certain litigation.


FERC PROCEEDING
Hearings in the FERC Proceeding (Docket Nos. OR92-8-000, et al.) commenced on
                                                         -- ---
April 9, 1996 and concluded on July 19, 1996. The procedural schedule calls for the completion of post-hearing briefing on November 15, 1996. An initial decision by the FERC Administrative Law Judge is expected in 1997.

As discussed in the Partnership's 1995 Form 10-K, in June 1995, the FERC issued a decision in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead could not include an income tax allowance in its cost of service with respect to partnership income that is attributable to limited partnership interests held by individuals. On May 17, 1996, the FERC issued an order on rehearing in that proceeding (the "Lakehead Order") that clarified the June 1995 decision and further limited Lakehead's entitlement to an income tax allowance by excluding from Lakehead's cost of service the taxes attributable to curvative allocations of income to Lakehead's general partner under Section 704(c) of the Internal Revenue Code. If upheld and applied in the Partnership's FERC Proceeding, the Partnership's entitlement to an income tax allowance in its cost of service could also be limited by the principles stated in the Lakehead Order. However, the Lakehead Order, standing alone, has not caused management to modify its overall assessment of, or disclosures concerning, the Partnership's FERC Proceeding.

In June 1996, in a related FERC proceeding concerning the Partnership (Docket Nos. OR96-2-000, et al.), the FERC consolidated the complaints filed by Texaco
                 -- ---
and ARCO in December 1995 and January 1996, respectively, and granted Tosco Corporation's motion to intervene. This proceeding involves whether a tariff filing is required for movements on certain of the Partnership's lines upstream of its Watson station origin point, and, if so, what rates may properly be charged for those movements. The present procedural schedule calls for testimony to be filed by the parties between August and October 1996 and for hearings to commence in December 1996. Management does not believe that this proceeding, when resolved, will have a material adverse effect on the annual results of operations, financial condition or liquidity of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following document is filed as part of this report:

     Exhibit 27 Financial Data Schedule as of and for the six months ended June 30, 1996.

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

                      SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                    (Registrant)

                         By: SANTA FE PACIFIC PIPELINES, INC.,
                             AS GENERAL PARTNER

Date:  August 13, 1996       By:      /s/ BARRY R. PEARL
                                   ------------------------------
                                          Barry R. Pearl
                                   Senior Vice President, Treasurer
                                     and Chief Financial Officer
                                     (On behalf of the Registrant)