Form 10-K405
period 1996-12-31
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1997-03-25
CIK 840251

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-10066
                  --------------------------------------------

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

                  --------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

The aggregate market value of the Common Depositary Units held by non-affiliates of the registrant as of March 21, 1997 was approximately $425 million.

===============================================================================

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I
Items 1 and 2.  Business and Properties....................................  1
       General.............................................................  1
       Markets.............................................................  2
       Principal Customers.................................................  3
       Capital Expenditures................................................  3
       Description of the Pipeline System..................................  4
       Description of the Truck Loading Terminals..........................  5
       Maintenance.........................................................  5
       Competition and Business Considerations.............................  6
       Regulation..........................................................  7
       Employees...........................................................  8
Item 3. Legal Proceedings..................................................  8
Item 4. Submission of Matters to a Vote of Security Holders................ 13

                                     PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................... 14
Item 6. Selected Financial Data............................................ 14
Item 7. Management's Discussion and Analysis of
           Financial Condition and Results of Operations................... 15
Item 8. Financial Statements and Supplementary Data........................ 21
Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure............................. 21

                                    PART III
Item 10. Directors and Executive Officers of the Registrant................ 21
Item 11. Executive Compensation............................................ 23
Item 12. Security Ownership of Certain Beneficial Owners and Management.... 23
Item 13. Certain Relationships and Related Transactions.................... 23

                                     PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 24
Signatures................................................................. 26

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

Santa Fe Pacific Pipelines, Inc. (the "General Partner") is the sole general partner of the Partnership. It owns a 1% general partnership interest in the Registrant and also owns a 1% general partnership interest in the Operating Partnership and manages the operations of both partnerships. The General Partner also owns 8,148,148 common depositary units ("common units"), representing a 41.7% interest, in the Registrant. The General Partner is a wholly owned subsidiary of SFP Pipeline Holdings, Inc., which is in turn a wholly owned subsidiary of Santa Fe. In September 1995, Santa Fe and Burlington Northern Inc. consummated a business combination pursuant to which Santa Fe became a subsidiary of a new publicly-held company, Burlington Northern Santa Fe Corporation ("BNSF"). 11,000,000 common units, representing 56.3% of the total interests in the Partnership, are publicly held and are traded on the New York Stock Exchange under the symbol "SFL".

The Partnership is one of the largest independent pipeline common carriers of refined petroleum products ("products") in the United States, and the largest in the western United States, in terms of product deliveries, barrel miles, and pipeline mileage, with approximately 3,300 miles of pipeline serving six states.

The Partnership transports products via pipeline, including gasoline, diesel fuel and commercial and military jet fuel, primarily for major petroleum companies, independent refiners, the United States military, and marketers and distributors of such products. The Partnership also operates 14 truck loading terminals and provides pipeline service to 40 customer-owned terminals, three commercial airports, and 11 military bases. The Partnership's pipelines (collectively, the "Pipeline System") are: (1) the South Line, which is composed of two segments, the West Line, which transports products from Los Angeles to Phoenix and Tucson, Arizona and various intermediate points, and the East Line, which transports products from El Paso, Texas to Tucson, Phoenix and various intermediate points; (2) the North Line, which transports products primarily from the San Francisco Bay area to various cities in northern California and western Nevada; (3) the Oregon Line, which transports products between Portland and Eugene, Oregon, and one intermediate point; and (4) the San Diego Line, which transports products from Los Angeles to San Diego, California and various intermediate points. Substantially all of the Pipeline System's transportation services constitute common carrier operations that are subject to federal or state tariff regulation.

The following table reflects the total volumes and barrel miles of products delivered by the Pipeline System for each of the years indicated:


                                            Total Volumes and Barrel Miles Transported (a)
                           ---------------------------------------------------------------------------------------
                                     1996                          1995                           1994
                           -------------------------     --------------------------     --------------------------
                                           Barrel                         Barrel                         Barrel
                              Volume       Miles          Volume          Miles           Volume         Miles
                           -----------    ----------     -----------     ----------     -----------    -----------
South Line
    West Line (b).........      124.4        23,829           121.7         23,439           118.9         22,151
    East Line.............       27.0         9,287            24.5          8,320            25.3          8,819
North Line................      161.6        13,068           155.4         12,709           152.3         12,545
Oregon Line...............       13.7         1,541            13.6          1,529            13.6          1,525
San Diego Line (b)........       38.7         4,102            39.1          4,013            39.7          4,030
                           ===========    ==========     ===========     ==========     ===========    ===========
    Total.................      365.4        51,827           354.3         50,010           349.8         49,070
                           ===========    ==========     ===========     ==========     ===========    ===========

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

Although the mix of the products transported varies among the pipeline segments constituting the Pipeline System, such variation is not substantial. Tariffs charged for transportation do not vary for different product types. The following table sets forth the volumes of gasoline, jet fuels and diesel fuel transported by the Pipeline System during the years indicated (in millions of barrels):

                              Volumes Delivered by Product Type
                              ---------------------------------
                                1996        1995         1994
                              --------    --------     --------
Gasoline....................    229.3       222.7        225.5
Diesel fuel.................     72.7        70.7         67.3
Jet fuels...................     63.4        60.9         57.0
                              --------    --------     --------
      Total.................    365.4       354.3        349.8
                              ========    ========     ========

MARKETS
The Partnership currently serves approximately 65 shippers in the refined products market, with the largest customers consisting of major petroleum companies, independent refiners, the United States military, and independent marketers and distributors of products. The volume of products transported in the Pipeline System is directly affected by the level of end-user demand for such products in the geographic regions served by the Partnership. Such market demand varies based upon the different end uses to which the products delivered through the Pipeline System may be applied. A substantial portion of product volumes transported in the Pipeline System is gasoline, the demand for which is dependent on such factors as prevailing economic conditions and demographic changes in the markets served by the Pipeline System and, to a lesser degree, gasoline prices. Portions of the Partnership's business can experience seasonal variations; however, overall volumes are only moderately seasonal, with lower than average volumes typically being transported during the first and fourth quarters of each year.

PRINCIPAL CUSTOMERS
Of the approximately 65 shippers served by the Partnership on a system-wide basis in 1996, the largest shippers on each of the pipeline segments were generally the same entities. The chart below reflects the percentage of transportation revenues attributable to the top 10 shippers on the South Line, North Line, Oregon Line and San Diego Line during each of the periods indicated, based upon total product volumes shipped during the years indicated.

                                  Revenue Percentage
                          Attributable to Top 10 Shippers
                          -------------------------------
                           1996        1995        1994
                          -------     -------     -------
South Line
    West Line............   84%         85%         84%
    East Line............   99          98          95
North Line...............   85          82          80
Oregon Line..............   99         100          99
San Diego Line...........   93          92          92

Between 73% and 74% of the refined petroleum products transported in the Pipeline System during each of the calendar years 1994 through 1996 were shipped by major petroleum companies. Operating revenues received from ARCO Products Company and Chevron U.S.A. Products Company accounted for 14.8% and 12.1%, respectively, of total 1996 revenues. These two customers accounted for 16.3% and 13.3%, respectively, of total 1995 revenues, and for 16.1% and 12.4%, respectively, of total 1994 revenues.

Products delivered to military facilities accounted for 4.0%, 4.5% and 4.8% of total volumes shipped by the Partnership during 1996, 1995 and 1994, respectively. Military volumes are dependent on the level of activity at military bases served by the Pipeline System. Since 1991, the United States Congress has approved plans to reduce the overall level of military activity. As of year end 1996, several military bases historically served by the Partnership had been closed and realignment of certain other bases continues to occur, with the level of activity having decreased at certain bases and increased at others. No other bases served by the Partnership have been identified for closure or realignment. In January 1996, the Partnership acquired a pipeline serving Lemoore Naval Air Station, near Fresno, California.

CAPITAL EXPENDITURES
For the year ended December 31, 1996, Partnership capital expenditures aggregated $27.7 million, of which approximately $12 million was used for income enhancing projects, and the balance for sustaining projects. The planned 1997 capital program aggregates approximately $28 million, of which approximately $12 million is planned for income enhancing projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $30 million per year over the next five years. This amount could increase or decrease as the result of changing regulatory requirements or business opportunities. (See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.)

DESCRIPTION OF THE PIPELINE SYSTEM

The SOUTH LINE consists of two pipeline segments, the West Line and the East
Line:

The WEST LINE consists of approximately 555 miles of primary pipeline and currently transports products for approximately 50 shippers from seven refineries and three pipeline terminals in the Los Angeles Basin to Phoenix and Tucson, Arizona and various intermediate commercial and military delivery points. In 1996, 1995 and 1994, the West Line transported averages of 339,900, 333,400 and 325,600 barrels per day, respectively, of which averages of 114,100, 111,700 and 104,000 barrels per day, respectively, were delivered to Phoenix and Tucson. Also, a significant portion of West Line volumes are transported to Colton, California for local distribution and for delivery to Calnev Pipeline, an unaffiliated common carrier of refined petroleum products to Las Vegas, Nevada and intermediate points. The West Line serves Partnership terminals located in Colton and Imperial, California as well as in Phoenix and Tucson.

The EAST LINE is comprised of two parallel lines originating in El Paso, Texas and continuing approximately 300 miles west to the Tucson terminal and one line continuing northwest approximately 130 miles from Tucson to Phoenix. All products received by the East Line at El Paso come from [one] refinery in El Paso or are delivered through connections with non-affiliated pipelines from refineries in Odessa and Dumas, Texas and Artesia, New Mexico. The East Line transports refined petroleum products for approximately 17 shippers. In 1996, 1995 and 1994, the East Line transported averages of 73,700, 67,200 and 69,300 barrels per day, respectively, of refined petroleum products, of which averages of 35,800, 31,500 and 34,100 barrels per day, respectively, were delivered to Phoenix. Since August 1992, when the second phase of the East Line expansion became operational, the daily pumping capacity between El Paso and Tucson has been approximately 95,000 barrels, and the daily pumping capacity from Tucson to Phoenix has been approximately 55,000 barrels. The East Line serves the Partnership's terminals located in Tucson and Phoenix.

In late 1995, Diamond Shamrock, Inc. completed construction of a new 10-inch diameter products pipeline from its refinery near Dumas, Texas to El Paso. In late 1996, Diamond Shamrock connected this pipeline to the Partnership's East Line and began shipping products to Tucson and Phoenix.

Longhorn Partners Pipeline is a proposed joint venture project which would acquire and convert an existing crude oil pipeline to refined products service and construct a new pipeline extension to transport refined products from refineries on the Gulf Coast to El Paso and other destinations in Texas.

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

The NORTH LINE of the Pipeline System consists of approximately 1,075 miles of pipeline in six pipeline segments originating in Richmond, Concord and Bakersfield, California. This line serves Partnership terminals located in Brisbane, Bradshaw, Chico, Fresno and San Jose, California, and Sparks, Nevada. The North Line delivers refined petroleum products for approximately 40 shippers. A substantial portion of the products delivered through the North Line comes from refineries in the San Francisco Bay area. A small percentage of supply is received from various pipeline and marine terminals that deliver products from foreign and domestic ports. Substantially all of the products shipped through the Bakersfield-Fresno segment of the North Line are supplied by a refinery located in Bakersfield.

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

DESCRIPTION OF THE TRUCK LOADING TERMINALS
The Partnership's operations include 14 truck loading terminals with an aggregate usable tankage capacity of approximately 8.2 million barrels. Terminals are located at destination points on each of the lines as well as at certain intermediate points along each line where deliveries are made. These terminals furnish short-term product storage, truck loading and ancillary services, such as vapor recovery, additive injection, oxygenate blending, and quality control. The truck loading capacity of the terminals ranges from two to 12 trucks at a time. Between 128 million and 129 million barrels of products were delivered to commercial customers at such terminals during each of the past three years, resulting in Partnership storage and terminaling revenues of $35.0 million, $34.3 million and $33.8 million during the years 1996, 1995 and 1994, respectively.

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

MAINTENANCE
Routine preventive maintenance is performed to prolong the useful life of the Pipeline System and terminals. Such maintenance includes cathodic protection to prevent corrosion, periodic internal pipeline inspections and, when required, pipeline reconditioning. In addition, the Pipeline System's rights-of-way are patrolled at regular intervals to identify excavation or other activities by third parties which, if left unchecked, could result in damage to the pipeline.

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

Because pipelines are generally the lowest cost method for intermediate and long-haul overland product movement, the Pipeline System's most significant competitors are proprietary pipelines owned and operated by major oil companies in the areas where the Pipeline System delivers products, refineries within the Partnership's market areas and related trucking arrangements. The Partnership believes that high capital costs, tariff regulation and environmental permitting considerations make it unlikely that a competing pipeline system comparable in size and scope to the Pipeline System will be built in the foreseeable future, provided that the Pipeline System has available capacity to satisfy demand and its tariffs remain at reasonable levels. However, the possibility of pipelines being constructed to serve specific markets is a continuing competitive factor. Trucks may competitively deliver products in certain markets and, in 1996, the Partnership continued to experience minor but notable reductions in product volumes delivered to certain shorter-haul destinations, primarily Orange and Colton, California, due to increased utilization of trucking by major oil companies. Management cannot predict with certainty whether this trend towards increased short-haul trucking will continue in the future.

For more than ten years, an entrepreneur, either individually or associated with Maricopa Refining Co. ("Maricopa"), has attempted to gain investor support for a petroleum products refinery in the Phoenix area. Because of the perceived risk of this venture, and the large investment required, this project has not been undertaken to date. In late 1996, Maricopa Refining announced that it is in the process of arranging financing to build a 55,000 barrel per day refinery approximately 30 miles outside Phoenix. It is unknown as to whether Maricopa has secured, or can secure, crude oil supply and product sales agreements necessary to support such financing. Maricopa has announced that it has obtained all necessary permits and, assuming financing is completed in the first quarter of 1997, that the refinery could be operational by late 1999. Should such a refinery be constructed, the Partnership's throughput on the South Line would be negatively affected. It is possible that a portion of any revenue reduction could be recovered through rate increases.

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

Tariff rates with respect to intrastate pipeline service in California are subject to challenge by complaint by interested parties or by independent action of the CPUC. A variety of factors can affect the rates of return permitted by the CPUC and certain other issues similar to those which have arisen with respect to the Partnership's FERC regulated rates could also arise with respect to the Partnership's intrastate rates.

(See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Rate Regulation.)

ENVIRONMENTAL AND SAFETY REGULATION
The Partnership's operations are subject to federal, state and local laws and regulations relating to protection of the environment, including laws and regulations relating to water, air, solid waste and hazardous substances. The discharge of, or contamination of property by, hazardous materials may arise from transportation and storage of such materials in the Pipeline System. The normal operations of the Pipeline System expose the Partnership to claims and potential liability for injuries to employees, other persons, property and the environment. (See also Item 3. Legal Proceedings and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Matters - Environmental Matters.) The Partnership's operations are also subject to operating and safety regulation by the Department of Transportation and various other federal, state and local agencies.

EMPLOYEES
The Partnership does not have any employees, officers or directors. The General Partner is responsible for management and operation of the Partnership. As of December 31, 1996, regular, full-time employees of the General Partner numbered 435.


ITEM 3. LEGAL PROCEEDINGS.

EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS
In August 1992, two East Line refiners, Navajo Refining Company ("Navajo") and El Paso Refinery, L.P. ("El Paso"), filed separate, though similar, civil lawsuits (the "East Line Civil Litigation") against the Partnership arising from the Partnership's alleged failure to provide additional pipeline capacity from El Paso, Texas to Tucson and Phoenix, Arizona. In addition, El Paso filed a protest/complaint with the FERC in September 1992 seeking to block the reversal of the direction of flow of the six-inch pipeline between Phoenix and Tucson and challenging the Partnership's proration policy, as well as the Partnership's existing East Line rates (the "FERC Proceeding").

EAST LINE CIVIL LITIGATION
--------------------------
The civil actions brought by Navajo and El Paso (El Paso Refining, Inc., and El Paso Refinery, L.P. v. Santa Fe Pacific Pipelines, Inc. and Santa Fe Pacific Pipeline Partners, L.P., No. 92-9144, County Court No. 5, El Paso County, filed August 1992) were filed in New Mexico and Texas, respectively, seeking actual, punitive and consequential damages alleged to have been caused by the Partnership's failure to provide additional pipeline capacity from El Paso to Tucson and Phoenix. Generally, the lawsuits allege that the refiners proceeded with significant refinery expansions under the belief that the Partnership would provide additional pipeline capacity to transport their product into Arizona, and that they were damaged by their inability to ship additional volumes into that highly competitive market when the Partnership did not provide such additional capacity. The belief of Navajo and El Paso was purportedly based on alleged oral representations made by General Partner personnel and from language contained in a January 1989 settlement agreement with Navajo, relating to a 1985 FERC rate case.

In July 1993, the Partnership reached a settlement with Navajo whereby Navajo agreed to dismiss its civil litigation in New Mexico and the Partnership agreed to make certain cash payments to Navajo over three years and to undertake and complete an additional pipeline capacity expansion between

El Paso and Phoenix if certain events related to volume levels and proration of pipeline capacity should occur within five years of the date of the agreement.

El Paso's August 1992 civil action, as amended, claims unspecified actual damages, which appear to include the alleged $190 million cost of its refinery expansion, plus punitive and consequential damages. In addition, in October 1995, El Paso's general partner, El Paso Refining, Inc. ("EPRI"), filed a Second Amended Petition seeking unspecified damages arising from alleged unfulfilled representations of Partnership management with respect to future East Line capacity, alleging that such representations had been relied upon in negotiating the terms by which EPRI exchanged its refinery assets for ownership interests in El Paso in 1989.

In October 1992, El Paso filed a petition for reorganization under Chapter 11 of the federal bankruptcy laws and halted refinery operations and, in November 1993, the bankruptcy was converted to a Chapter 7 liquidation proceeding. During 1994, the bankruptcy trustee for El Paso retained legal counsel for purposes of pursuing El Paso's litigation against the Partnership. Depositions and written discovery have been conducted by both parties since late 1994. To date, there have been no hearings before the court and there is no pre-trial schedule.

On February 25, 1997, the Partnership entered into an agreement with the El Paso bankruptcy trustee which, subject to the approval of the bankruptcy court, would settle El Paso's and EPRI's claims in these civil matters in exchange for the payment of $16 million by the Partnership in two equal installments. This proposed settlement was submitted to the bankruptcy court overseeing the estates of El Paso and EPRI for approval on March 18, 1997.

FERC PROCEEDINGS
----------------
At various dates following El Paso's September 1992 filing, other shippers on the Partnership's South System, including Chevron U.S.A. Products Company ("Chevron"), Navajo, ARCO Products Company ("ARCO"), Texaco Refining and Marketing Inc. ("Texaco"), Refinery Holding Company, L.P. (a partnership formed by El Paso's long-term secured creditors that purchased El Paso's refinery in May 1993), Mobil Oil Corporation and Tosco Corporation, have filed separate complaints, and/or motions to intervene in proceedings initiated by others, challenging the Partnership's rates on its East and West Lines. Certain of these parties also claim that a gathering enhancement charge at the Partnership's Watson, California pump station is in violation of the Interstate Commerce Act. In subsequent procedural rulings, the FERC has consolidated these challenges (Docket Nos. OR92-8-000, et al.) and ruled that they must proceed as a complaint
                         -- --
proceeding, with the burden of proof being placed on the complaining parties. Such parties must show that the Partnership's rates and practices at issue violate the requirements of the Interstate Commerce Act.

On August 30, 1996, Ultramar Inc. ("Ultramar") filed a complaint concerning charges associated with the use of the Partnership's Watson gathering enhancement facilities (Docket No. OR96-15-000) and, on October 21, 1996, filed an additional complaint against the Partnership's West Line rates (Docket No. OR97-2-000), presenting largely the same issues raised by the West Line shippers in the existing FERC proceedings. Management does not believe these complaints raise significant additional issues. These complaints have been held in abeyance pending a ruling in Docket Nos. OR92-8-000, et al.
                                            -- --

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

As discussed in the Partnership's 1995 Form 10-K, in June 1995, the FERC issued a decision in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead could not include an income tax allowance in its cost of service with respect to partnership income that is attributable to limited partnership interests held by individuals. On May 17, 1996, the FERC issued an order on rehearing in that proceeding (the "Lakehead Order") that reaffirmed and clarified the June 1995 decision and further limited Lakehead's entitlement to an income tax allowance by excluding from Lakehead's cost of service the taxes attributable to curative allocations of income to Lakehead's general partner under Section 704 (c) of the Internal Revenue Code. If upheld and applied in the Partnership's FERC Proceeding, the Partnership's entitlement to an income tax allowance in its cost of service could also be limited by the principles stated in the Lakehead Order.

Successive rounds of testimony were filed by the respective parties, including the Partnership, regarding the above summarized issues and other matters relevant to the appropriateness of the Partnership's tariffs and rates. Among other things, certain of the parties submitted revised cases based on the Partnership's 1994 costs and revenues. The Partnership's surrebuttal presentation responded to those cases, defending the Partnership's current rates based on 1994 data, with certain normalizing adjustments, including a significant adjustment to reflect an extensive pipe reconditioning program that was begun in 1994.

Hearings in the FERC Proceeding commenced on April 9, 1996 and concluded on July 19, 1996. The parties completed the filing of their post-hearing briefs on December 9, 1996. An initial decision by the FERC Administrative Law Judge is expected in 1997.

The Energy Policy Act of 1992 ("EPACT") provided that existing oil pipeline rates that were in effect without challenge for 365 days prior to the bill's enactment in October 1992 are deemed to be "just and reasonable," with an exception being allowed for parties, such as Navajo, that were prohibited from filing challenges during that period due to the terms of settlement agreements. In October 1993, with respect to Chevron's complaint, the FERC ruled that the Partnership's West Line rates are deemed "just and reasonable" under EPACT (i.e., are "grandfathered") and may only be challenged upon a showing of a substantial change in the economic circumstances which were the basis for the rate ("changed circumstances"). In December 1994, ARCO, Texaco and Chevron filed testimony in which they sought to demonstrate the required "changed circumstances" in order to challenge the Partnership's West Line rates, citing such factors as increased West Line volumes. In April 1995, the United States Court of Appeals for the District of Columbia Circuit dismissed petitions for review of the FERC's grandfathering rulings that had been filed by ARCO and Texaco, on the grounds that the FERC rulings are not yet final orders and, therefore, are not yet subject to judicial review.

In December 1995, Texaco filed an additional FERC complaint, which involves the question of whether a tariff filing is required for movements on certain of the Partnership's lines upstream of its Watson, California station origin point and, if so, whether those rates may be set in this proceeding and what those rates should be. Texaco's initial complaint was followed by several other West Line shippers filing similar complaints and/or motions to intervene, all of which have been consolidated into Docket Nos. 96-2-000 et al. Hearings before an
                                                 -----
Administrative Law Judge were held in December 1996 and the parties completed the filing of final post-hearing briefs on January 31, 1997. An initial decision is expected during 1997.

In June 1996, the Partnership entered into an agreement with the El Paso bankruptcy trustee to settle El Paso's claims in the FERC Proceeding with a payment by the Partnership of $1,250,000. The agreement subsequently was approved by the bankruptcy court, and the presiding FERC Administrative Law Judge permitted El Paso to withdraw its complaint. This settlement does not affect El Paso's civil litigation against the Partnership.

In September 1996, the Partnership and Navajo reached an agreement whereby Navajo agreed to withdraw its complaint against the Partnership's West Line rates in exchange for a cash payment of $1,000,000. Navajo's request to withdraw its West Line complaint was submitted to the FERC for approval in November 1996 and is currently pending. This settlement would not affect Navajo's remaining complaint against the Partnership's East Line rates.

During 1996, the Partnership also presented settlement offers to all of the remaining complainants in the FERC proceedings, including Navajo with respect to East Line rates. The terms of the existing settlement agreements with El Paso and Navajo do not provide for rate reductions, but other offers that have been extended do include proposed prospective reductions in the rates at issue in the proceedings.

During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including those offers that have been accepted by El Paso and Navajo and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's current estimate of the ultimate costs of resolution of the FERC proceedings. The Partnership is not able to predict with certainty whether settlement agreements will be completed with some or all of the remaining complainants, the final terms of any such additional settlement agreements that may be consummated, or the final outcome of the FERC proceedings should they be carried through to their conclusions. However, the ultimate resolution of the FERC proceedings could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

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

Since August 1991, the Partnership, along with several other respondents, has been involved in one cleanup ordered by the United States Environmental Protection Agency ("EPA") related to ground water contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at

Sparks, Nevada. The EPA approved the respondents' remediation plan in September 1992 and the remediation system began operations in September 1995. In addition, the Partnership is presently involved in 18 ground water hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies.

The investigation and remediation at and adjacent to the Partnership's storage facilities and truck loading terminal in Sparks, Nevada was also the subject of a lawsuit brought against the Partnership and other terminal operators in January 1991 entitled Nevada Division of Environmental Protection v. Santa Fe Pacific Pipelines, Inc. et al., Case No. CV91-546, in the Second Judicial
                        -----
District Court of the State of Nevada. This lawsuit was subsequently joined by the County of Washoe Health District and the City of Sparks. These parties sought remediation of the contamination at and adjacent to the Sparks terminal as well as unspecified, but potentially significant, damages and statutory penalties. In addition, the Partnership was named as one of the defendants in a number of other lawsuits brought by property owners seeking unspecified, but potentially substantial, damages for, among other things, alleged property value diminishment attributable to soil or groundwater contamination arising from the defendants' operations.

During 1995, the Partnership and seven other defendants (the "defendant group") entered into settlement agreements with the State of Nevada, the City of Sparks and the County of Washoe which settled the claims of these parties in exchange for specified cash payments and other consideration, the details of which were reported in the Partnership's 1995 Form 10-K. Among other things, the defendant group agreed to use its best efforts to install an enhanced remediation system to accelerate the cleanup of the environmental site. In that regard, the Partnership is currently in discussions with both the EPA and Nevada Division of Environmental Protection on possible enhancements to the existing remediation system. In addition, during late 1995 and early 1996, the defendant group reached final agreements to settle the claims of the seven property owners who had filed lawsuits seeking damages alleged to be attributable to the environmental contamination. These settlement agreements involve various terms, including cash payments, environmental and property value diminishment indemnifications, loan guarantees and the purchase of certain properties. All of the lawsuits have now been dismissed. The Partnership's share of the costs of all of the settlement agreements associated with the Sparks litigation was included in its 1995 provisions for environmental costs aggregating $24 million.

During the quarter ended December 31, 1996, the Partnership entered into a settlement agreement with the California Air Resources Board and Imperial County Air Pollution Control District to settle all of the agencies' claims arising from violations noted during compliance inspections of the Partnership's storage tanks at its Niland and Imperial, California facilities. In accordance with this agreement, in November 1996, the Partnership paid approximately $80,000 in fines and approximately $100,000 in support of projects designed to improve air quality in Imperial County, and reimbursed approximately $30,000 in oversight costs to the two governmental agencies.

The Partnership is negotiating with certain governmental agencies to settle claims arising from product releases from Partnership facilities. Management does not believe that the total cost of any fines or other amounts payable associated with these product releases, either individually or in the aggregate, will be material to the Partnership's results of operations or financial condition, but such amounts may be in excess of $100,000 per occurrence.

The Partnership and the General Partner have initiated two legal actions against a total of 34 past and present insurance carriers (SFPP, L.P., Santa Fe Pacific Pipeline Partners, L.P. and Santa Fe Pacific Pipelines, Inc. vs. Agricultural Insurance Company, et al. and SFPP, L.P., Santa Fe Pacific Pipeline Partners,
                   ------
L.P. and Santa Fe Pacific Pipelines, Inc. vs. Associated International Insurance Company, et al., Superior Court of the State of California for the County of San
         ------
Mateo, Docket Nos. 395109 and 395121, respectively, filed January 1996). These actions seek a judicial determination that the insurance policies issued by the defendant insurers provide coverage to the Partnership and the General Partner for certain costs, liabilities and settlements relating to approximately 25 environmental sites, including Sparks, Nevada. To date, the costs at issue in these actions have been borne by the Partnership and its predecessor companies. The defendant insurers have filed initial responsive pleadings in these actions, and discovery is in progress.

OTHER
The Partnership and Southern Pacific Transportation Company ("SPTC") are engaged in a judicial reference proceeding to determine the extent, if any, to which the rent payable by the Partnership for the use of pipeline easements on rights-of-way held by SPTC should be adjusted pursuant to existing contractual arrangements (Southern Pacific Transportation Company vs. Santa Fe Pacific Corporation, SFP Properties, Inc., Santa Fe Pacific Pipelines, Inc., SFPP, L.P., et al., Superior Court of the State of California for the County of San
------
Francisco, filed August 31, 1994). Under an agreement entered into among the parties in 1994, the amount of annual rent for such easements for the first year of the ten-year period that began January 1, 1994 is to be based on the fair market value of the easements, with the rent for subsequent years to be subject to annual inflation adjustments. This matter was tried in the latter part of 1996 and the court issued its Statement of Tentative Decision in January 1997. The Statement of Tentative Decision indicated that the court intended to establish a new base annual rental for the subject rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued by the Partnership through December 31, 1996. This tentative decision could be modified by the trial court prior to its entry of final judgment in the matter and the trial court's judgment will be subject to appeal by SPTC once it is entered.

The Partnership is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the Partnership's annual results of operations, financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. Information as to the principal markets on which the Registrant's common units are traded, the high and low sales prices of such units and distributions declared on such units for the two years ended December 31, 1996, and the approximate number of record holders of such units is set forth in Note 8 to the Partnership's consolidated financial statements on page F-15 of this Report.


ITEM 6. SELECTED FINANCIAL DATA.
The following table sets forth selected consolidated financial data for the
Partnership:

                                                              Year ended December 31,
                                             ----------------------------------------------------
(in thousands, except per unit data)           1996       1995       1994       1993       1992
                                             --------   --------   --------   --------   --------
INCOME STATEMENT DATA:
Total revenues.............................. $240,142   $233,677   $228,066   $219,471   $205,025
Operating expenses (excluding provisions
  and depreciation & amortization)..........  107,941    103,196     97,199     95,178     85,340
Provisions for environmental
  and litigation costs......................   23,000     34,000        --      27,000     10,000
Depreciation & amortization.................   21,080     20,500     19,820     18,971     18,327
Operating income............................   88,121     75,981    111,047     78,322     91,358
Interest expense............................   36,518     37,247     37,570     37,086     36,937
Income before cumulative
  effect of accounting change (a)...........   52,275     40,367     76,885     41,616     54,118
Cumulative effect of accounting change......      --         --         --         --     (16,407)
Net income.................................. $ 52,275   $ 40,367   $ 76,885   $ 41,616   $ 37,711

PER UNIT DATA:
Income before cumulative
    effect of accounting change............. $   2.64   $   2.04   $   3.93   $   2.13   $   2.77
Cumulative effect of accounting change......      --         --         --         --       (0.84)
Net income..................................     2.64       2.04       3.93       2.13       1.93
Cash distributions paid.....................     3.00       2.95       2.80       2.80       2.80
Cash distributions declared.................     3.00       3.00       2.80       2.80       2.80

CAPITAL EXPENDITURES........................ $ 27,686   $ 31,431   $ 17,913   $ 21,084   $ 30,931

BALANCE SHEET DATA (AT YEAR END):
Properties, plant and equipment, net........ $628,694   $623,318   $613,039   $616,610   $618,098
Total assets................................  725,818    720,854    714,772    696,980    684,852
Long-term debt..............................  355,000    355,000    355,000    355,000    355,000
Total partners' capital.....................  262,915    270,065    287,961    265,851    279,010

(a) Effective January 1, 1992, the Partnership adopted new accounting standards for postretirement and postemployment benefits (Statements of Financial Accounting Standards Nos. 106 and 112).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

1996 COMPARED WITH 1995
-----------------------
The Partnership reported 1996 net income of $52.3 million, or $2.64 per unit, compared to net income of $40.4 million, or $2.04 per unit, in 1995, with the variance being primarily attributable to special items recorded in both years. Results of operations included provisions for litigation costs aggregating $23.0 million in 1996 and provisions for environmental and litigation costs aggregating $34.0 million in 1995. Excluding these provisions, adjusted net income was $74.5 million, or $3.76 per unit, in 1996, compared to $73.3 million, or $3.70 per unit, in 1995.

Total 1996 revenues of $240.1 million were approximately 3% above 1995 levels. Trunk revenues of $189.2 million were $6.0 million higher than in 1995 primarily due to growth in total volumes transported. Commercial volumes were about 3.5% higher, and military volumes 7.5% lower, than in 1995, and the average length of haul was slightly greater. Commercial deliveries to all of the major markets served by the Partnership, including Southern California, increased during 1996. The reduction in military volumes was largely attributable to the downsizing and realignment of military bases served by the Partnership. Storage and terminaling revenues were about 2% higher than in 1995. Other revenues were 1% lower than in 1995.

Total operating expenses of $152.0 million were $5.7 million lower than in 1995. Excluding the provisions described above, operating expenses would have been $5.3 million, or about 4.5%, higher than in 1995, with higher field operating expenses ($4.4 million), general and administrative expenses ($2.8 million) and depreciation and amortization ($0.6 million), being partially offset by lower facilities costs ($1.8 million) and power costs ($0.7 million). The increase in field operating expenses was largely attributable to higher pipeline repairs and maintenance, including pipeline reconditioning projects, and higher environmental costs, partially offset by reductions in certain other field costs. General and administrative expenses were higher due to outside legal costs, primarily associated with the East Line civil litigation, the FERC proceedings, and environmental insurance litigation, higher employee health care and other benefit costs, and business process redesign costs. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base. The decrease in facilities costs is largely attributable to approximately $3 million in property tax refunds, partially offset by higher insurance premiums and right-of-way rental costs. The decrease in power costs resulted from periodic fuel cost adjustments received at several locations and savings from power transmission capital investments. Excluding provisions, environmental remediation and East Line litigation costs recorded as operating expense aggregated $9.6 million in 1996 and $7.0 million in 1995.

Other income, net decreased $0.6 million compared to 1995, primarily due to lower interest income, attributable to lower cash balances, partially offset by a gain on the sale of excess land.

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

Total 1995 revenues of $233.7 million were 2.5% above 1994 levels. Trunk revenues of $183.3 million were $3.9 million higher than in 1994 primarily due to growth in total volumes transported. Commercial volumes were about 1.5% higher, and military volumes 5% lower, than in 1994, and the average length of haul was slightly greater. Deliveries to most of the markets served by the Partnership increased during 1995, although Southern California deliveries were lower as a result of competition from short-haul trucking to Los Angeles area terminals. The reduction in military volumes was largely attributable to the closure of Castle Air Force Base, in Central California. Storage and terminaling revenues were 1% higher than in 1994. Other revenues increased $1.3 million primarily due to new detergent additive services.

Total operating expenses of $157.7 million were $40.7 million higher in 1995 than in 1994, due largely to 1995 provisions for environmental and litigation costs aggregating $34.0 million. Excluding the 1995 provisions, operating expenses would have been $6.7 million, or 6%, higher than in 1994, with higher general and administrative expenses ($4.7 million), power costs ($1.0 million), depreciation and amortization ($0.7 million) and field operating expenses ($0.5 million), partially offset by lower facilities costs ($0.3 million), accounting for that increase. General and administrative expenses were higher due to outside legal and consulting costs, primarily related to the FERC proceeding and litigation associated with the Sparks, Nevada environmental site, partially offset by lower employee health care and postretirement benefit costs. Power costs increased as the result of increased volumes and greater use of drag reducing agent to increase pipeline capacity on selected routes. The increase in depreciation and amortization resulted from the Partnership's expanding capital asset base, particularly short-lived software costs. The increase in field operating expenses is largely attributable to higher repairs and maintenance, including pipeline reconditioning. The decrease in facilities costs is largely attributable to lower property tax assessments and insurance premiums, partially offset by higher right-of-way rental costs. Excluding provisions, environmental remediation and East Line litigation costs recorded as operating expense aggregated $7.0 million in 1995 and $3.8 million in 1994.

Other income, net decreased $2.1 million compared to 1994, primarily due to the $3.1 million postretirement benefit credit recorded in 1994, partially offset by higher interest income, which resulted from higher interest rates and cash balances.


FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES
For the year ended December 31, 1996, cash flow from operations totaled $87.2 million, compared to $83.7 million in 1995. Working capital cash requirements decreased $7.7 million in 1996 due to timing differences in collections of trade and nontrade accounts receivable and payment of accrued obligations. Proceeds from property sales totaled $2.7 million. Significant uses of cash in 1996 included cash distributions of $61.4 million and capital expenditures of $27.7 million, resulting in a net increase in cash and cash equivalents of $0.9 million for the year. Total cash and cash equivalents of $42.1 million at December 31, 1996 included $15.4 million for the fourth quarter 1996 cash distribution, which was paid in February 1997.

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

For the year ended December 31, 1996, Partnership capital expenditures aggregated $27.7 million. Capital expenditures for income enhancement projects, including capacity expansions, service enhancements and system upgrades, aggregated approximately $12 million in 1996, with approximately $6 million of that total reflecting the purchase of a 35-mile, 6-inch diameter pipeline that extends from the Partnership's Fresno, California terminal to Lemoore Naval Air Station. Capital expenditures for environmental and safety projects included additions and modifications to storage tanks and vapor recovery systems to comply with more stringent regulations, oily water handling facilities and fire protection improvements. Such expenditures aggregated approximately $6 million in 1996 and are expected to increase over time in response to increasingly rigorous environmental and safety standards.

The planned 1997 capital program aggregates approximately $28 million, of which $16 million will be invested in facility upgrades and environmental, safety and regulatory-driven projects. The Partnership presently anticipates that ongoing capital expenditures will average approximately $30 million per year over the next five years. This amount could increase or decrease as the result of changing regulatory requirements or business opportunities associated with pipeline and facility expansions and acquisitions.

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

During 1996, the Partnership continued to review the feasibility of providing pipeline service from the San Francisco Bay area to Colton, in Southern California, by expanding the existing capacity on its North Line and building a new pipeline between Fresno and Colton. Due to supply and market uncertainties, the level of shipper throughput commitments has not been sufficient to proceed and places the viability of this project in doubt.

Long-term debt aggregated $355 million at December 31, 1996 and consisted of $305 million of First Mortgage Notes (the "Notes") and a $50 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership presently has available the multi-year term credit facility, with a $60 million aggregate limit, and a $20 million working capital facility with three banks. The term facility may also be used to finance capital projects, while the working capital facility is available for general short-term borrowing purposes. Management has held discussions with the three lenders, and the lenders have presented proposals, to significantly expand the Partnership's borrowing capacity under, and extend the term of, the existing term credit facility. Management expects that an expansion and extension of the facility's provisions will be completed during the first half of 1997.

OTHER MATTERS

RATE REGULATION
The Partnership's interstate common carrier pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission ("FERC"). Intrastate common carrier operations in California are subject to regulation by the California Public Utilities Commission ("CPUC"). In 1996, rates subject to FERC and CPUC regulation accounted for approximately 57% and 43% of total transportation revenues, respectively.

In 1985, the FERC adopted a cost-based methodology for establishing allowable rates for liquid petroleum pipelines; however, this methodology continues to be subject to clarification in individual cases and leaves many issues for determination on a case-by-case basis. Effective January 1995, the FERC established a new rate-making methodology that allows oil pipelines to adjust their transportation rates as long as those rates do not exceed prescribed ceiling levels determined by applying an index equal to annual changes in the Producer Price Index for Finished Goods, minus one percent. Under this methodology, pipelines may apply for cost of service-based rates in those cases where the carrier can demonstrate that a "substantial divergence" exists between the rates that would be allowed under cost-based rate-making and the rates produced by indexation. In addition, carriers may establish market-based rates for those markets in which it can be demonstrated that they do not have significant market power. The access to cost-based and market-based rates is significant because the Partnership believes the index selected by the FERC does not adequately reflect historical cost of service increases and, accordingly, the Partnership may need to pursue cost-based or selective market-based rate adjustments in future rate filings. Interstate rate indexing had a minimal impact on Partnership revenues in 1996 and management does not expect that indexing will have a significant impact on trunk revenues in 1997.

EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS
Certain of the Partnership's shippers have filed civil suits and initiated FERC complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceedings also involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc., claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages.

During 1996, the Partnership pursued settlement efforts to resolve the claims raised in the FERC proceedings and reached agreements with El Paso regarding its challenge of the Partnership's East Line rates and with Navajo Refining Company ("Navajo") regarding its challenge of the Partnership's West Line rates. The Partnership has also presented settlement offers to all of the remaining complainants in the FERC proceedings, including Navajo with respect to the Partnership's East Line rates. The terms of the settlement agreements with El Paso and Navajo do not provide for rate reductions, but other offers that have been extended do include proposed prospective reductions in the rates at issue in the proceedings.

During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision for litigation costs to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including the offers that have been accepted by El Paso and Navajo and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's current estimate of the ultimate costs of resolution of the FERC proceedings. Previously, during the quarter ended December 31, 1995, the Partnership recorded a $10 million provision to increase its existing reserves relating to the FERC proceedings, the El Paso action and certain other matters.

On February 25, 1997, the Partnership entered into an agreement with the El Paso bankruptcy trustee which, subject to the approval of the bankruptcy court, would settle all of the claims raised by El Paso and its general partner in the civil litigation in exchange for the payment of $16 million by the Partnership in two equal installments. As the amount of the proposed settlement exceeds the amount that had previously been reserved for this matter, management anticipates that the Partnership will record a provision of approximately $6 million to reflect this settlement during the first quarter of 1997.

While the Partnership believes it has meritorious defenses in these matters, the complainants and plaintiffs are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with litigation and the FERC rate-making methodology, management cannot predict with certainty the ultimate outcome of these matters. The Partnership is also not able to predict with certainty whether settlement agreements will be completed with some or all of the parties to the FERC Proceeding or the El Paso civil action or the final terms of any such additional settlement agreements that may be consummated. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

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

Along with several other respondents, the Partnership is presently involved in a cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in 18 groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business.

In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's environmental reserves are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

During 1995 and 1996, the Partnership, as a member of a defendant group, settled all of the claims for penalties and damages that had been asserted by several governmental agencies and property owners in lawsuits associated with the soil and groundwater contamination present in the vicinity of the Sparks, Nevada environmental site. The Partnership recorded provisions for environmental costs aggregating $24 million during 1995 largely to reflect its share of all of these settlement costs.

The Partnership's balance sheet at December 31, 1996 and 1995 includes reserves for environmental costs aggregating $25.1 million and $37.1 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as environmental damage claims, primarily associated with the Sparks environmental site. With respect to the costs accrued at December 31, 1996, the Partnership estimates that approximately $8.5 million will be paid in 1997, approximately $2 million to $4 million will be paid per year over the following four years, and approximately $1 million or less will be paid per year over the subsequent five years.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

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

During 1996, the pipeline systems, on average, operated at approximately 75% of capacity. While capacity utilization on individual system segments generally ranged from 70% to 90% of capacity, the lines from the Los Angeles area to San Diego and Colton, California and from the San Francisco Bay area to Sacramento, California and Reno, Nevada operated at or near full capacity for a portion of the year. Overall, volumes have been moderately seasonal, with somewhat lower than average volumes being transported during the first and fourth quarters of each year, although deliveries to specific locations also experience seasonal variations.

OTHER
The Partnership leases certain rights-of-way under an agreement that became subject to renegotiation effective January 1, 1994 and the Partnership and the lessor were unable to reach an agreement on a new base annual rental payment for the next ten-year period. In the years 1994 through 1996, the Partnership accrued for an increase in the annual rental for these rights-of-way. In January 1997, a tentative decision was rendered in the judicial reference proceeding held to resolve this matter. This tentative decision would establish the new base annual rental for these rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued through December 31, 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Partnership's consolidated financial statements, together with the report thereon of Price Waterhouse LLP dated January 31, 1997, are set forth on pages F-1 through F-15 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The Registrant has no officers, directors or employees. Set forth below is certain information concerning the directors and executive officers of the General Partner.

Orval M. Adam, age 66, is a director of the General Partner, Chairman of the Compensation and Benefits Committee and a member of the Audit Committee and Committee on Directors. He retired in January 1991 from his position as Senior Vice President and Chief Financial Officer of Santa Fe. Mr. Adam is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Wilford D. Godbold, Jr., age 58, is a director of the General Partner, Chairman of the Audit Committee and a member of the Compensation and Benefits Committee and Committee on Directors. Mr. Godbold has served as President and Chief Executive Officer of ZERO Corporation (container manufacturer) since 1984. Mr. Godbold is also a director of ZERO Corporation, Pacific Enterprises and Southern California Gas Company.

Michael A. Morphy, age 64, is a director of the General Partner and a member of the Audit Committee and Compensation and Benefits Committee. Mr. Morphy retired in 1985 from his position as Chairman and Chief Executive Officer of California Portland Cement Company (cement manufacturer). Mr.

Morphy is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner, Santa Fe Energy Resources, Inc. and Cyprus Amax Minerals Company.

Robert D. Krebs, age 54, is a director of the General Partner, Chairman of the Committee on Directors and a member of the Compensation and Benefits Committee. Mr. Krebs has served as President and Chief Executive Officer of Burlington Northern Santa Fe Corporation ("BNSF") since September 1995. He previously served as Chairman, President and Chief Executive Officer of Santa Fe since 1988. Mr. Krebs is also a director of BNSF, Santa Fe Pacific Gold Corporation, Phelps Dodge Corporation and Northern Trust Corporation.

Denis E. Springer, age 51, is a director of the General Partner and a member of the Compensation and Benefits Committee and Committee on Directors. Mr. Springer has been Senior Vice President and Chief Financial Officer of BNSF since September 1995 and, previously, served in those same positions at Santa Fe since October 1993. Mr. Springer previously served Santa Fe as Senior Vice President, Treasurer and Chief Financial Officer since January 1992. Mr. Springer is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Irvin Toole, Jr., age 55, is President, Chief Executive Officer and Chairman of the Board of Directors of the General Partner. From November 1988 until election to his present position in September 1991, Mr. Toole served as Senior Vice President, Treasurer and Chief Financial Officer. Mr. Toole is also Chairman of the Board of Directors of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Robert L. Edwards, age 41, is a director of the General Partner and has been Senior Vice President-Business Development and Planning of the General Partner since January 1995. Previously, Mr. Edwards was Senior Vice President, Treasurer and Chief Financial Officer from December 1991 through January 1995. Mr. Edwards is also a director of SFP Pipeline Holdings, Inc., the sole shareholder of the General Partner.

Barry R. Pearl, age 47, has been Senior Vice President, Treasurer and Chief Financial Officer of the General Partner since January 1995. Mr. Pearl previously served as Senior Vice President-Business Development and Planning between January 1992 and January 1995.

John M. Abboud, age 54, has been Senior Vice President-Operations and Engineering of the General Partner since 1985.

Lyle B. Boarts, age 53, has been Vice President-Human Resources of the General Partner since November 1988.

R. Gregory Cunningham, age 51, has been Vice President-General Counsel since January 1994. Previously, he served as General Counsel of the General Partner since January 1991.

Burnell H. DeVos III, age 43, has served as Controller and Secretary of the General Partner since January 1993. Mr. DeVos was Assistant Controller of the General Partner from May 1989 through December 1992.

William M. White, age 51, has served as Vice President-Engineering of the General Partner since January 1993. Mr. White previously was Manager-Northern District from May 1986 through December 1992.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security Ownership of Certain Beneficial Owners

To the best of the General Partner's knowledge, the following persons are the only persons who are beneficial owners of more than five percent of the Registrant's equity securities:

                                                           Number      Percent
 Title of Class             Name and Address              of Units     of Class
---------------   ------------------------------------   -----------   --------
  Common units    Santa Fe Pacific Pipelines, Inc. (1)    8,148,148     42.6%
                  1100 Town & Country Road
                  Orange, CA 92868

  Common units    J. P. Morgan & Co., Incorporated (2)    3,010,471     15.7%
                  60 Wall Street
                  New York, NY 10260

  Common units    Pioneering Management Corporation (3)   1,234,200      6.4%
                  60 State Street
                  Boston, MA 02109

(1) As discussed in Items 1 and 2 of this Report, Santa Fe Pacific Pipelines, Inc. is also the general partner of the Partnership, referred to herein as the "General Partner," and is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation ("Santa Fe") which, as the result of a business combination in September 1995, is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation.

(2) This information is based on a Securities and Exchange Commission Schedule 13-G report by J. P. Morgan & Co., Incorporated, dated and filed on January 31, 1997.

(3) This information is based on a Securities and Exchange Commission Schedule 13-G report by Pioneering Management Corporation, dated and filed on January 27, 1997.

(b) Security Ownership of Management

As of February 28, 1997, common units beneficially held by all directors and officers as a group represented less than 1% of the Partnership's outstanding units.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Registrant and the Operating Partnership are managed by the General Partner pursuant to the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), and the Amended and Restated Agreement of Limited Partnership of the Operating Partnership (the "Operating Partnership Agreement"). Under the Partnership Agreement and Operating Partnership Agreement, the General Partner and certain related parties are entitled to reimbursement of all direct and indirect costs and expenses related to the business activities of the Partnership and the Operating Partnership. These costs and expenses include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, and legal and other professional services fees. These costs to the Partnership totaled $50.4 million, $45.8 million and $40.6 million in 1996, 1995 and 1994, respectively.

The Partnership Agreement provides for incentive distribution payments to the General Partner out of the Partnership's "Available Cash" (as defined in the Partnership Agreement) which increase as quarterly distributions to unitholders exceed certain specified targets. The incremental incentive distributions payable to the General Partner are 8%, 18% and 28% of all distributions of Available Cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $2,735,000 in 1996, $2,350,000 in 1995 and $1,200,000 in 1994.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this Report:

                                                                            Page
                                                                            ----
   (1) Financial Statements:
         Report of Independent Accountants.................................  F-1
         Consolidated Balance Sheet as of December 31, 1996 and 1995.......  F-2
         Consolidated Statement of Income for the three years ended
                December 31, 1996..........................................  F-3
         Consolidated Statement of Cash Flows for the three years
                ended December 31, 1996....................................  F-4
         Notes to Consolidated Financial Statements........................  F-5

   (2) Financial Statement Schedules: None.

   (3) Exhibits: The following exhibits are filed as a part of this Report. With the exception of Exhibits 21, 24 and 27, all exhibits listed herein are incorporated by reference, with the location of the exhibit in the Registrant's previous filing being indicated parenthetically.

Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------
  3.1     Amended and Restated Agreement of Limited Partnership of the
          Registrant, dated as of December 19, 1988.
          (1988 Form 10-K - (Exhibit 3.1)
  3.2     Amended and Restated Agreement of Limited Partnership of the
          Operating Partnership, dated as of December 19, 1988.
          (1988 Form 10-K - Exhibit 3.2)
  3.3     Certificate of Limited Partnership of the Registrant, dated as of
          August 23, 1988. (1988 Form 10-K -Exhibit 3.3)
  3.4     Certificate of Limited Partnership of the Operating Partnership,
          dated as of August 23, 1988. (1988 Form 10-K - Exhibit 3.5)
  3.5     Assumption Agreement between the Registrant and Santa Fe Pacific
          Pipelines, Inc., dated as of December 7, 1989.
          (1989 Form 10-K - Exhibit 3.4)
  3.6     Amendment No. 1 to Amended and Restated Agreement of Limited
          Partnership of the Registrant, dated as of December 7, 1989.
          (1989 Form 10-K - Exhibit 3.2)
  3.7     Certificate of Amendment to Certificate of Limited Partnership
          of the Registrant, dated as of December 7, 1989.
          (1989 Form 10-K - Exhibit 3.3)
  3.8     Amendment No. 1 to Amended and Restated Agreement of Limited
          Partnership of the Operating Partnership, dated as of December 7,
          1989. (1989 Form 10-K - Exhibit 3.5)

Exhibit
 Number                              Description
--------  ----------------------------------------------------------------------
  3.9     Certificate of Amendment to Certificate of Limited Partnership of the
          Operating Partnership, dated as of December 7, 1989.
          (1989 Form 10-K - Exhibit 3.6)
  3.10    Amendment No. 2 to Amended and Restated Agreement of Limited
          Partnership of the Operating Partnership, dated as of January 24,
          1990. (1989 Form 10-K - Exhibit 3.8)
  3.11    Certificate of Amendment No. 2 to Certificate of Limited Partnership
          of the Operating Partnership, dated as of January 30, 1990.
          (1989 Form 10-K - Exhibit 3.9)
  4.1     Form of Deposit Agreement between the Registrant, American Stock
          Transfer & Trust Company and the General Partner, as attorney-in-fact
          Statement No. 33-24395 - Exhibit 4.1)
  4.2     First Mortgage Note Agreement, dated December 8, 1988 (a conformed composite of 54 separate agreements, identical except for signatures)
          (1988 Form 10-K - Exhibit 4.2)
  4.3     Deed of Trust, Security Agreement and Fixture Filing, dated December
          8, 1988, between the Operating Partnership, the General Partner,
          Chicago Title Insurance Company and Security Pacific National Bank.
          (1988 Form 10-K - Exhibit 4.3)
  4.4     Trust Agreement, dated December 19, 1988, between the Operating
          Partnership, the General Partner and Security Pacific National Bank.
          (1988 Form 10-K - Exhibit 4.4)
  4.5     The Operating Partnership has established a $60 million term credit facility with three banks, dated as of October 14, 1993. As the maximum allowable borrowings under this facility do not exceed
          10% of the Registrant's total assets, this instrument is not filed as an exhibit to this Report, however, the Registrant hereby agrees to furnish a copy of such instrument to the Securities and Exchange
          Commission upon request.
 21       Subsidiaries of the Registrant*
 24       Powers of attorney*
 27       Financial Data Schedule as of and for the year ended December 31,
          1996*

            * Filed herewith.


(b) Reports on Form 8-K filed during the quarter ended December 31, 1996: None

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

                                 SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                               (Registrant)
                       By: Santa Fe Pacific Pipelines, Inc., as General Partner

Dated: March 24, 1997  By:                  /s/ IRVIN TOOLE, JR.
                          ------------------------------------------------------
                                             Irvin Toole, Jr.
                              Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities with Santa Fe Pacific Pipelines, Inc., as General Partner, and on the date indicated.

         Signature                                  Title
---------------------------    -----------------------------------------------
   /s/ IRVIN TOOLE, JR.        Chairman, President and Chief Executive Officer
---------------------------             (Principal Executive Officer)
     Irvin Toole, Jr.                           and Director


    /s/ BARRY R. PEARL               Senior Vice President, Treasurer
---------------------------              and Chief Financial Officer
      Barry R. Pearl                    (Principal Financial Officer)

 /s/ BURNELL H. DeVOS III                 Controller and Secretary
---------------------------            (Principal Accounting Officer)
   Burnell H. DeVos III


   /s/ ROBERT L. EDWARDS                  Senior Vice President-
---------------------------          Business Development and Planning
     Robert L. Edwards                         and Director

      ORVAL M. ADAM*
---------------------------                       Director
       Orval M. Adam

 WILFORD D. GODBOLD, JR.*
---------------------------                       Director
  Wilford D. Godbold, Jr.

    MICHAEL A. MORPHY*
---------------------------                       Director
     Michael A. Morphy

     ROBERT D. KREBS*
---------------------------                       Director
      Robert D. Krebs

    DENIS E. SPRINGER*
---------------------------                       Director
     Denis E. Springer

*By:        /s/ BARRY R. PEARL
     ---------------------------------
      Barry R. Pearl, attorney in fact

Dated: March 24, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE PARTNERS OF SANTA FE PACIFIC PIPELINE PARTNERS, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Santa Fe Pacific Pipeline Partners, L.P. and its majority-owned operating partnership at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Los Angeles, California
January 31, 1997

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                        December 31,
                                                   ----------------------
                                                      1996        1995
                                                   ----------  ----------
                ASSETS
Current assets
  Cash and cash equivalents..................      $  42,122   $  41,219
  Accounts receivable, net...................         33,563      38,897
  Other current assets.......................          2,224       2,139
                                                   ----------  ----------
     Total current assets....................         77,909      82,255
                                                   ----------  ----------
Properties, plant and equipment..............        738,395     716,197
  Less accumulated depreciation..............        109,701      92,879
                                                   ----------  ----------
     Net properties, plant and equipment.....        628,694     623,318
Other assets.................................         19,215      15,281
                                                   ----------  ----------
     Total assets............................      $ 725,818   $ 720,854
                                                   ==========  ==========

     LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
  Accounts payable...........................      $   3,212   $   3,466
  Accrued liabilities........................         32,333      30,609
                                                   ----------  ----------
     Total current liabilities...............         35,545      34,075
Long-term debt...............................        355,000     355,000
Other long-term liabilities..................         71,351      60,468
                                                   ----------  ----------
     Total liabilities.......................        461,896     449,543
                                                   ----------  ----------
Minority interest............................          1,007       1,246
                                                   ----------  ----------
Commitments and contingencies (Note 4).......           --          --
                                                   ----------  ----------
Partners' capital
  General partner............................          1,007       1,246
  Limited partners...........................        261,908     268,819
                                                   ----------  ----------
     Total partners' capital.................        262,915     270,065
                                                   ----------  ----------
     Total liabilities and partners' capital.      $ 725,818   $ 720,854
                                                   ==========  ==========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME

                    (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

                                                           Year Ended December 31,
                                                        -------------------------------
                                                          1996        1995       1994
                                                        --------    --------   --------
Operating revenues
   Trunk revenues.....................................  $189,207    $183,255   $179,339
   Storage and terminaling revenues...................    38,302      37,653     37,262
   Other revenues.....................................    12,633      12,769     11,465
                                                        --------    --------   --------
         Total operating revenues.....................   240,142     233,677    228,066
                                                        --------    --------   --------
Operating expenses
   Field operating expenses...........................    37,375      33,013     32,492
   General and administrative expenses................    30,260      27,462     22,753
   Depreciation and amortization......................    21,080      20,500     19,820
   Power costs........................................    21,062      21,715     20,698
   Facilities costs...................................    19,244      21,006     21,256
   Provisions for environmental and litigation costs
    (Note 4)..........................................    23,000      34,000       --
                                                        --------    --------   --------
         Total operating expenses.....................   152,021     157,696    117,019
                                                        --------    --------   --------
Operating income......................................    88,121      75,981    111,047
Interest expense......................................    36,518      37,247     37,570
Other income, net.....................................     2,415       2,978      5,037
                                                        --------    --------   --------
Net income before minority interest...................    54,018      41,712     78,514
Less minority interest in net income..................    (1,743)     (1,345)    (1,629)
                                                        --------    --------   --------
Net income............................................  $ 52,275    $ 40,367   $ 76,885
                                                        ========    ========   ========
Income per unit.......................................  $   2.64    $   2.04   $   3.93
                                                        ========    ========   ========

Operating expense reflected above include
 the following expenses incurred by, and
 reimbursed to, the General Partner (Note 5)..........  $ 50,425    $ 45,845   $ 40,565
                                                        ========    ========   ========

               See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                (IN THOUSANDS)

                                                              Year ended December 31,
                                                         ---------------------------------
                                                            1996        1995        1994
                                                         ---------   ---------   ---------
Cash flows from operating activities:
  Net income..........................................   $  52,275   $  40,367   $  76,885
                                                         ---------   ---------   ---------
  Adjustments to reconcile net income to net
   cash provided by operating activities--
     Depreciation and amortization....................      21,080      20,500      19,820
     Minority interest in net income..................       1,743       1,345       1,629
     Net additions to (payments against)
      environmental and litigation reserves...........       8,816      24,738      (5,914)
     Other, net.......................................      (4,392)       (429)      1,296
     Changes in:
        Accounts receivable...........................       5,334      (2,427)     (3,683)
        Accounts payable and accrued liabilities......       2,475        (634)       (399)
        Other current assets..........................         (84)        281         381
                                                         ---------   ---------   ---------
            Total adjustments.........................      34,972      43,374      13,130
                                                         ---------   ---------   ---------
            Net cash provided by operating activities.      87,247      83,741      90,015
                                                         ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures................................     (27,686)    (31,431)    (17,913)
  Proceeds from property sales and other..............       2,749        --           620
                                                         ---------   ---------   ---------
            Net cash used by investing activities.....     (24,937)    (31,431)    (17,293)
                                                         ---------   ---------   ---------
Cash flows from financing activities:
  Cash distributions..................................     (61,407)    (60,039)    (55,936)
  Repayment of long-term debt.........................     (22,000)    (17,000)    (11,000)
  Proceeds from issuance of long-term debt............      22,000      17,000      11,000
                                                         ---------   ---------   ---------
            Net cash used by financing activities.....     (61,407)    (60,039)    (55,936)
                                                         ---------   ---------   ---------

Increase (decrease) in cash and cash equivalents......         903      (7,729)     16,786

Cash and cash equivalents--
  Beginning of year...................................      41,219      48,948      32,162
                                                         ---------   ---------   ---------
  End of year.........................................   $  42,122   $  41,219   $  48,948
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

The Operating Partnership is managed by its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), which, by virtue of its 1% general partner interest, represents the minority interest in the Partnership's consolidated financial statements. The General Partner also holds a 1% general partner interest in the Trading Partnership and, therefore, in total, holds a 2% general partner interest in the Partnership on a consolidated basis. In addition, the General Partner owns 8,148,148 Partnership common units, representing an approximate 42% limited partner interest in the Trading Partnership. The remaining approximate 56% limited partner ownership in the Trading Partnership is represented by 11,000,000 publicly traded common units.

The General Partner is a wholly owned indirect subsidiary of Santa Fe Pacific Corporation ("Santa Fe") which, as the result of a business combination in September 1995, is a wholly owned subsidiary of Burlington Northern Santa Fe Corporation ("BNSF").

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

Operating revenues received from ARCO Products Company and Chevron U.S.A. Products Company accounted for 14.8% and 12.1%, respectively, of total 1996 revenues. These two customers accounted for 16.3% and 13.3%, respectively, of total 1995 revenues, and for 16.1% and 12.4%, respectively, of total 1994 revenues.

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

Properties are depreciated on a straight-line basis over the estimated service lives of the related assets. Rates for the Partnership's interstate pipeline properties are prescribed by the FERC. The Partnership's intrastate pipeline properties and its terminal properties are depreciated using similar rates. The following annual rates were used in computing depreciation:computing depreciation:

  Rights-of-way....................................          2.60%
  Line pipe, fittings and pipeline construction.... 2.22% to 2.60%
  Buildings and field equipment.................... 2.95% to 4.00%
  Storage tanks and delivery facilities............ 3.10% to 3.20%
  Vehicles, office and communications equipment.... 3.00% to 15.70%

Depreciation expense aggregated $18,600,000 in 1996, $17,680,000 in 1995 and $17,445,000 in 1994.

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

INCOME PER UNIT - Income per unit is computed based upon net income of the Partnership less an allocation of income to the general partner of the Trading Partnership in accordance with the partnership agreement, and is based upon 19,148,148 common units. The quarterly allocation of net income to the general partner of the Trading Partnership (which is always equivalent to the minority interest in net income) is based on its percentage of cash distributions from Available Cash at the end of each quarter (see Note 7). The general partner of the Trading Partnership was allocated 3.23%, 3.23% and 2.07% of net income before minority interest for the years 1996, 1995 and 1994, respectively.

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

NOTE 2 - DETAIL OF SELECTED BALANCE SHEET ACCOUNTS
--------------------------------------------------

                                                                           December 31,
                                                                 -------------------------------
(In thousands)                                                       1996              1995
                                                                 --------------    -------------
ACCOUNTS RECEIVABLE:
    Trade accounts receivable..................................   $     20,675      $    22,071
    Recollectible construction and maintenance expenditures....          7,197            7,333
    Environmental insurance claims.............................          4,464            4,477
    Other......................................................          1,227            5,016
                                                                 --------------    -------------

                                                                  $    33,563       $    38,897
                                                                 ==============    =============

PROPERTIES, PLANT AND EQUIPMENT:
    Land.......................................................   $     53,730      $    55,984
    Rights-of-way..............................................         12,758           12,680
    Line pipe, fittings and pipeline construction..............        300,403          293,858
    Buildings and equipment....................................        176,733          168,361
    Storage tanks and delivery facilities......................        165,592          162,470
    Construction in progress...................................         29,179           22,844
                                                                 --------------    -------------

                                                                       738,395          716,197

    Less accumulated depreciation..............................        109,701           92,879
                                                                 --------------    -------------

                                                                  $    628,694      $   623,318
                                                                 ==============    =============

ACCRUED LIABILITIES:
    Environmental costs........................................   $      8,500      $    12,500
    Right-of-way rents.........................................          6,545            4,315
    Capital expenditures and major maintenance.................          3,610            4,441
    Property taxes.............................................          3,433            3,019
    East Line litigation costs.................................          3,000              --
    Interest...................................................          1,547            2,171
    Other......................................................          5,698            4,163
                                                                 --------------    -------------

                                                                  $     32,333       $   30,609
                                                                 ==============    =============

NOTE 3 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following:

                                                               December 31,
                                                        ------------------------
(In thousands)                                             1996          1995
                                                        ----------    ----------
First Mortgage Notes:
      Series C 10.05% due December 1996................  $    --       $ 22,000
      Series D 10.15% due December 1997................    28,500        28,500
      Series E 10.25% due December 1998................    32,500        32,500
      Series F 10.70% due December 1999 through 2004...   244,000       244,000
                                                        ----------    ----------
      Bank term loans, due April 1999 through
      September 2001...................................   305,000       327,000
                                                           50,000        28,000
                                                        ----------    ----------
                                                         $355,000      $355,000
                                                        ==========    ==========

The Partnership intends to refinance the Series D Notes on a long-term basis upon their maturity and, therefore, has included them in long-term debt at December 31, 1996. The Series F Notes become payable in annual installments, including $31.5 million in 1999, $32.5 million in 2000 and $39.5 million in 2001. The Notes may also be prepaid beginning in 1999 in full or in part at a price equal to par plus, in certain circumstances, a premium.

The First Mortgage Notes (the "Notes") are secured by mortgages on substantially all of the properties of the Partnership (the "Mortgaged Property"). The Notes contain covenants specifying certain limitations on the Partnership's operations, including the amount of additional debt or equity that may be issued, cash distributions, investments and property dispositions. Management does not believe such limitations will adversely affect the Partnership's ability to fund its operations or planned capital expenditures.

The Partnership presently has available a $60 million multi-year term credit facility and a $20 million working capital facility with three banks. The existing term facility is available for refinancing portions of the Partnership's long-term debt and capital projects, and may be utilized on a revolving basis through October 1998, at which time the outstanding balance will be converted to a three-year amortizing term loan. Borrowings under the term facility are also secured by the Mortgaged Property and are generally subject to the same terms and conditions as the Notes. To date, the Partnership has refinanced the first three series of the Notes by borrowing an aggregate of $50 million under this facility. The Partnership has selected an interest rate on these loans that is presently determined by reference to a short-term Eurodollar rate, and was 6-1/32% at December 31, 1996. Management has held discussions with the three lenders, and the lenders have presented proposals, to significantly expand the Partnership's borrowing capacity under, and extend the term of, the existing term credit facility. Management expects that an expansion and extension of the facility's provisions will be completed during the first half of 1997.

Advances under the $20 million working capital credit facility can be used for general Partnership purposes and would be secured by certain of the Partnership's accounts receivable. This facility, which is subject to annual renewal, has been extended through late January 1998. The facility may not be utilized for a 45-day period, the designation of such period to be at the Partnership's discretion, during each calendar year. In addition, the facility provides for certain interest rate options and is subject to other reasonable and customary terms and conditions. To date, the working capital facility has not been utilized.

Interest on the Notes is payable semiannually in June and December. Interest on the bank term loans is generally payable quarterly. Total interest paid was $36,285,000 during 1996, $36,985,000 during 1995 and $37,325,000 during 1994.
Interest capitalized during the years 1996, 1995 and 1994 aggregated $515,000, $405,000 and $205,000, respectively.

The fair value of the Partnership's long-term debt was approximately $400 million at December 31, 1996. Such estimate represents the present value of interest and principal payments on the Notes discounted at present market yields, and assumes that options to prepay a total of $60 million of Series F Notes at par will be exercised in 1999 and 2000. The fair market value of the term loans is considered to be equal to their $50 million principal amount.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

EAST LINE CIVIL LITIGATION AND FERC PROCEEDINGS
Certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceedings also involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony in the FERC proceeding seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. The remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc., claims unspecified actual damages, which appear to include the $190 million cost of a refinery expansion completed in 1992, plus punitive and consequential damages.

During 1996, the Partnership pursued settlement efforts to resolve the claims raised in the FERC proceedings ands reached agreements with El Paso regarding its challenge of the Partnership's East Line rates and with Navajo Refining Company ("Navajo") regarding its challenge of the Partnership's West Line rates. The Partnership has also presented settlement offers to all of the remaining complainants in the FERC proceedings, including Navajo with respect to the Partnership's East Line rates. The terms of the settlement agreements with El Paso and Navajo do not provide for rate reductions, but other offers that have been extended do include proposed prospective reductions in the rates at issue in the proceedings.

During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision for litigation costs to increase its existing reserves to reflect the total amount that would be payable under the settlement offers that had been extended as of that date, including the offers that have been accepted by El Paso and Navajo and, during the quarter ended December 31, 1996, recorded an additional $15 million provision to increase its reserves to reflect management's current estimate of the ultimate costs of resolution of the FERC proceedings. Previously, during the quarter ended December 31, 1995, the Partnership recorded a $10 million provision to increase its existing reserves relating to the FERC proceedings, the El Paso action and certain other matters. The Partnership's accompanying balance sheet also includes reserves for costs related to the resolution of the El Paso civil action.

While the Partnership believes it has meritorious defenses in these matters, the complainants and plaintiffs are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with litigation and the FERC rate-making methodology, management cannot predict with certainty the ultimate outcome of these matters. The Partnership is also not able to predict with certainty whether settlement agreements will be completed with some or all of the parties to the FERC proceedings or the El Paso civil action or the final terms of any such additional settlement agreements that may be consummated. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

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

Along with several other respondents, the Partnership is presently involved in a cleanup ordered by the United States Environmental Protection Agency related to soil and groundwater contamination in the vicinity of the Partnership's storage facilities and truck loading terminal at Sparks, Nevada. In addition, the Partnership is presently involved in 18 groundwater hydrocarbon remediation efforts under administrative orders issued by the California Regional Water Quality Control Board and two other state agencies and, from time to time, may be involved in groundwater investigations or remediations at the direction of other governmental agencies. The Partnership is also involved in soil and groundwater remediation projects, at and adjacent to various other terminal and pipeline locations, that have not been mandated by government agencies but are conducted in the ordinary course of business. In a number of remediation projects, the Partnership is participating with other entities ranging from large integrated petroleum companies to certain less financially sound parties.

The Partnership accrues for environmental costs that relate to existing conditions caused by past operations. Environmental costs include initial site surveys and environmental studies of potentially contaminated sites, costs for remediation and restoration of sites determined to be contaminated and ongoing monitoring costs, as well as fines, damages and other costs, when estimable. The Partnership's environmental reserves are monitored on a regular basis by management. Liabilities for environmental costs at a specific site are initially recorded when the Partnership's liability for such costs is probable and a reasonable estimate of the associated costs can be made. Adjustments to initial estimates are recorded, from time to time, to reflect changing circumstances and estimates based upon additional information developed in subsequent periods. Estimates of the Partnership's ultimate liabilities associated with environmental costs are particularly difficult to make with certainty due to the number of variables involved, including the early stage of investigation at certain sites, the lengthy time frames required to complete remediation at most locations, the number of parties involved, the number of remediation alternatives available, the uncertainty of potential recoveries from third parties and the evolving nature of environmental laws and regulations.

During 1995 and 1996, the Partnership, as a member of a defendant group, settled all of the claims for penalties and damages that had been asserted by several governmental agencies and property owners in lawsuits associated with the soil and groundwater contamination present in the vicinity of the Sparks, Nevada environmental site. The Partnership recorded provisions for environmental costs aggregating $24 million during 1995 largely to reflect its share of all of these settlement costs.

The Partnership's balance sheet at December 31, 1996 and 1995 includes reserves for environmental costs aggregating $25.1 million and $37.1 million, respectively, which reflect the estimated cost of completing all remediation projects presently known to be required, either by government mandate or in the ordinary course of business, and the cost of performing preliminary environmental investigations at several locations, as well as environmental damage claims, primarily associated with the Sparks environmental site. With respect to the costs accrued at December 31, 1996, the Partnership estimates that approximately $8.5 million will be paid in 1997, approximately $2 million to $4 million will be paid per year over the following four years, and approximately $1 million or less will be paid per year over the subsequent five years.

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level; nevertheless, it is possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.

OTHER CLAIMS AND LITIGATION
The Partnership is party to a number of other legal actions arising in the ordinary course of business. While the final outcome of these other matters cannot be predicted with certainty, it is the opinion of management that none of these other legal actions, either individually or in the aggregate, when finally resolved, will have a material adverse effect on the Partnership's annual results of operations, financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level.

LEASE COMMITMENTS
The Partnership and the General Partner lease space in office buildings and certain computer equipment. Total lease commitments not subject to cancellation at December 31, 1996 are as follows: $1,215,000 in 1997, $1,105,000 in 1998,
$1,215,000 in 1999, $1,225,000 in 2000, $1,365,000 in 2001 and $16,700,000
thereafter.

The Partnership also leases certain rights-of-way and land under agreements that can be canceled at any time should they not be required for operations. The annual payments associated with these leases aggregated approximately $5 million in 1993, however a substantial portion of this amount became subject to renegotiation effective January 1, 1994 and the Partnership and the lessor were unable to reach an agreement on a new base annual rental payment for the next ten-year period. In the years 1994 through 1996, the Partnership accrued for an increase in the annual rental for these rights-of-way. In January 1997, a tentative decision was rendered in the judicial reference proceeding held to resolve this matter. This tentative decision would establish the new base annual rental for these rights-of-way at a level, subject to inflation adjustments, that is adequately provided for by the amounts that had been accrued through December 31, 1996. Rental expense recorded for all operating leases was $8,975,000 in 1996, $8,850,000 in 1995 and $8,335,000 in 1994.

NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Partnership has no employees and is managed by the General Partner. Under certain partnership and management agreements, the General Partner, Santa Fe and BNSF are entitled to reimbursement of all direct and indirect costs related to the business activities of the Partnership. These expenses, which are included in field operating and general and administrative expenses in the Partnership's statement of income, totaled $50.4 million, $45.8 million and $40.6 million for the years 1996, 1995 and 1994, respectively, and include compensation and benefits payable to officers and employees of the General Partner, payroll taxes, corporate office building rentals, general and administrative costs, tax information and reporting costs and legal and other professional services fees.

NOTE 6 - PENSION AND POSTRETIREMENT PLANS
-----------------------------------------

The General Partner is included with certain other affiliates in the Burlington Northern Santa Fe Retirement Plan, a noncontributory defined benefit pension plan established October 1, 1996 (the "Plan") to effect the consolidation of the Santa Fe Pacific Retirement Plan and the Burlington Northern Inc. Pension Plan. The Plan covers substantially all officers and employees of BNSF and its subsidiaries not covered by collective bargaining agreements. Benefits payable under the Plan are based on years of credited service and the highest five-year average compensation levels. The General Partner's funding policy is to contribute annually at a rate not less than the regulatory minimum, and not more than the maximum amount deductible for income tax purposes. Since the General Partner is included with certain other affiliates, detailed Plan information for the General Partner is not available in all cases; however, as of September 30, 1996, the fair value of Plan assets allocated to employees associated with the Partnership's operations was $57.4 million, and the actuarial present value of projected Plan obligations, discounted at 7.75%, was $49.5 million. The expected return on the market value of Plan assets was 9.5% and compensation levels were assumed to increase at 4.0% per year. Primarily as a result of the excess of the General Partner's plan assets over liabilities, pension income of $460,000, $470,000 and $200,000 was recognized in 1996, 1995 and 1994, respectively.

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

Net periodic postretirement benefit cost was $1,000,000, $770,000 and $1,500,000 in 1996, 1995 and 1994, respectively, and included the following components:

                                      Medical Plan            Life Insurance Plan
                                -------------------------   ----------------------
  (In thousands)                 1996     1995     1994       1996   1995    1994
                                ------- ------- ---------   -------  -----  ------
  Service cost................. $  610  $  490  $    660    $   40   $  25  $   40
  Interest cost................    735     710       970       215     205     240
  Net amortization
      and deferral.............   (620)   (660)     (410)       20      --      --
                                ------- ------- ---------   -------  -----  ------
  Net periodic postretirement
      benefit cost............. $  725  $  540  $  1,220    $  275   $ 230  $  280
                                ======= ======= =========   =======  =====  ======

The Partnership's policy is to fund benefits payable under the medical and life insurance plans as they come due. The following table shows the reconciliation of the plans' obligations, using a September 30 measurement date, to amounts accrued at December 31, 1996 and 1995:

                                                 Medical Plan     Life Insurance Plan
                                             -------------------  -------------------
 (In thousands)                                1996       1995     1996       1995
                                             -------     -------  -------    ------
 Accumulated postretirement
  benefit obligation:
   Retirees................................. $ 3,435     $ 4,325  $2,205     $2,330
   Fully eligible active plan participants..   1,365       1,040      30         30
   Other active plan participants...........   5,030       5,460     665        600
                                             -------     -------  -------    ------
                                               9,830      10,825   2,900      2,960

 Unrecognized prior service credit.........    3,255       3,750     --         --
 Unrecognized net gain (loss)..............    2,260         675    (525)      (680)
                                             -------     -------  -------    ------
 Accrued postretirement liability..........  $15,345     $15,250  $2,375     $2,280
                                             =======     =======  =======    ======

The unrecognized prior service credit will be amortized straight-line over the average future service to full eligibility of the active population. For 1996, the assumed health care cost trend rate for managed care medical costs is 10.5% and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. For medical costs not in managed care, the assumed health care cost trend is 12% in 1996 and is assumed to decrease gradually to 5% by 2006 and remain constant thereafter. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation for the medical plan by $1.4 million and the combined service and interest components of net periodic post retirement benefit cost recognized in 1996 by $225,000. For 1996, the weighted-average discount rate assumed in determining the accumulated postretirement benefit obligation was 7.75% and the assumed weighted-average salary increase was 4.0%.

NOTE 7 - PARTNERS' CAPITAL AND CASH DISTRIBUTIONS
-------------------------------------------------

Changes in partners' capital were as follows:

                                               General   Limited
 (In thousands)                                Partner   Partners    Total
                                              --------   ---------  --------
 Partners' capital at December 31, 1993......  $1,208    $264,643   $265,851

 1994 net income.............................   1,629      75,256     76,885
 1994 cash distributions.....................  (1,161)    (53,614)   (54,775)
                                              --------   ---------  --------

 Partners' capital at December 31, 1994......   1,676     286,285    287,961

 1995 net income.............................   1,346      39,021     40,367
 1995 cash distributions.....................  (1,776)    (56,487)   (58,263)
                                              --------   ---------  --------

 Partners' capital at December 31, 1995......   1,246     268,819    270,065

 1996 net income.............................   1,743      50,532     52,275
 1996 cash distributions.....................  (1,982)    (57,443)   (59,425)
                                              --------   ---------  --------

 Partners' capital at December 31, 1996......  $1,007    $261,908   $262,915
                                              ========   ========   ========

The Partnership makes quarterly cash distributions of substantially all of its "available cash", which is generally defined as consolidated cash receipts less consolidated cash expenditures and such retentions for working capital, anticipated capital expenditures and contingencies as the General Partner deems appropriate or as are required by the terms of the Notes. Distributions are made 98% to the common unitholders and 2% to the general partner of the Trading Partnership and Operating Partnership, subject to the payment of incentive distributions to the general partners that increase as quarterly distributions to unitholders exceed certain specified target levels. The incremental incentive distributions payable to the general partners are 8%, 18% and 28% of all quarterly distributions of available cash that exceed, respectively, $0.60, $0.65 and $0.70 per unit. Such incentive distributions aggregated $2,735,000 in 1996, $2,350,000 in 1995 and $1,200,000 in 1994.

Cash distributions declared aggregated $3.00 per unit in 1996 and 1995 and $2.80 per unit in 1994. In January 1997, the Partnership announced a fourth quarter 1996 distribution of $0.75 per unit, payable in February 1997.

NOTE 8 - SUMMARIZED QUARTERLY OPERATING RESULTS
-----------------------------------------------
         AND COMMON UNIT INFORMATION (UNAUDITED)
         ---------------------------------------

Quarterly results of operations are summarized below:

                                             First    Second    Third      Fourth
   (In thousands, except per unit amounts)  Quarter   Quarter   Quarter   Quarter
                                            -------  --------  --------   -------
   1996
       Net revenues........................ $56,596   $60,795   $62,323   $60,428
       Operating income....................  24,666    29,148    20,755    13,552
       Net income..........................  15,448    19,833    11,579     5,415

       Income per unit..................... $  0.78   $  1.00   $  0.58   $  0.27

   1995
       Net revenues........................ $54,200   $60,554   $60,795   $58,128
       Operating income....................  23,633    21,267    26,978     4,103
       Net income (loss)...................  14,642    12,325    17,677    (4,277)

       Income (loss) per unit.............. $  0.74   $  0.62   $  0.89   $ (0.21)

   Notes: 1996 operating results included provisions for litigation costs of $8.0 million in the third quarter and $15.0 million in the fourth quarter. 1995 operating results included provisions for environmental and litigation costs of $9.0 million in the second quarter and $25.0 million in the fourth quarter. The sum of net income per unit for the four quarters of 1996 does not equal net income per unit for the full year due to the effect of rounding differences.

Santa Fe Pacific Pipeline Partners, L.P. common units are traded on the New York Stock Exchange, under the symbol SFL. The quarterly price range per unit and cash distributions declared per unit for 1996 and 1995 are summarized below:

                                       First    Second     Third    Fourth
                                      Quarter   Quarter   Quarter   Quarter
                                      -------  --------  --------   -------
  1996
      High unit price...............   38-5/8    38-1/8   36-5/8     38-1/8
      Low unit price................   36        34       34-1/2     35-1/2

      Cash distributions declared...  $ 0.75   $  0.75   $ 0.75     $ 0.75

  1995
      High unit price...............   36-7/8    37-7/8   37         37-3/8
      Low unit price................   33-1/8    30-1/2   34-3/8     34-1/4

      Cash distributions declared...  $ 0.75   $  0.75   $ 0.75     $ 0.75


As of January 31, 1997, there were approximately 18,000 unitholders.