Form 10-Q
period 1997-06-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1997-08-14
CIK 840251

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                           1100 Town & Country Road
                           Orange, California 92868
         (Address of principal executive officers, including zip code)

                                 (714)560-4400
             (Registrant's telephone number, including area code)

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

                               TABLE OF CONTENTS

                                                                                  Page
                                                                                  ----
                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheet at June 30, 1997 and December 31, 1996...........  1

     Consolidated Statement of Income
       for the three-month and six-month periods ended June 30, 1997 and 1996....  2

     Consolidated Statement of Cash Flows
       for the three-month and six-month periods ended June 30, 1997 and 1996....  3

     Notes to Consolidated Financial Statements..................................  4

Item 2.  Management's Discussion and Analysis of Consolidated
         Financial Condition and Results of Operations...........................  5

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................  7

Item 6.  Exhibits and Reports on Form 8-K........................................  9

Signature........................................................................  9


                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                        June 30,   December 31,
                                                         1997          1996
                                                        --------   -----------
                              ASSETS
Current assets
  Cash and cash equivalents...........................  $ 37,481   $ 42,122
  Short-term investments..............................     4,696          -
  Accounts receivable, net............................    37,843     33,563
  Other current assets................................     5,506      2,224
                                                        --------   ---------
      Total current assets............................    85,526     77,909
                                                        --------   --------
Properties, plant and equipment.......................   739,239    738,395
  Less accumulated depreciation.......................   114,627    109,701
                                                        --------   --------
      Net properties, plant and equipment.............   624,612    628,694

Other assets..........................................    19,352     19,215
                                                        --------   --------
      Total assets....................................  $729,490   $725,818
                                                        ========   ========

                 LIABILITIES AND PARTNERS' CAPITAL

Current liabilities
   Accounts payable.................................... $  3,530   $  3,212
   Accrued liabilities.................................   41,589     32,333
                                                        --------   --------
      Total current liabilities........................   45,119     35,545

Long-term debt.........................................  355,000    355,000

Other long-term liabilities............................   64,285     71,351
                                                        --------   --------
      Total liabilities................................  464,404    461,896
                                                        --------   --------
Minority interest......................................    1,045      1,007
                                                        --------   --------
Commitments and contingencies (Notes (d) and (e))......        -          -
                                                        --------   --------

Partners' capital
   General partner.....................................    1,045      1,007
   Limited partners....................................  262,996    261,908
                                                        --------   --------
       Total partners' capital.........................  264,041    262,915
                                                        --------   --------
       Total liabilities and partners' capital......... $729,490   $725,818
                                                        ========   ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                    (In thousands, except per unit amounts)

                                                      Three months                    Six Months
                                                      ended June 30,                ended June 30,
                                                    -----------------              ----------------
                                                      1997      1996                1997      1996
                                                    --------   -------             -------   ------
Operating revenues
   Trunk revenues.................................  $49,809    $47,881             $ 93,984  $ 92,400
   Storage and terminaling revenues...............   10,052      9,711               19,041    18,675
   Other revenues.................................    3,498      3,203                6,424     6,316
                                                    -------    -------             --------  --------
        Total operating revenues..................   63,359     60,795              119,449   117,391
                                                    -------    -------             --------  --------
Operating expenses
   Field operating expenses.......................   12,700      8,303               23,383    17,493
   General and administrative expenses............    6,287      8,443               12,626    15,358
   Depreciation and amortization..................    5,371      5,321               10,710    10,642
   Power costs....................................    4,969      5,023                9,449     9,697
   Facilities costs...............................    4,355      4,557                8,947    10,387
   Provision for litigation costs (Note (d))......        -          -                6,000         -
                                                    -------    -------             --------  --------
        Total operating expenses..................   33,682     31,647               71,115    63,577
                                                    -------    -------             --------  --------
Operating income..................................   29,677     29,148               48,334    53,814

Interest expense..................................    9,017      9,080               17,851    18,162
Other income, net.................................      629        426                1,384       805
                                                    -------    -------             --------  --------
Net income before minority interest...............   21,289     20,494               31,867    36,457
Less minority interest in net income..............     (687)      (661)              (1,028)   (1,176)
                                                    -------    -------             --------  --------
Net income........................................  $20,602    $19,833             $ 30,839  $ 35,281
                                                    =======    =======             ========  ========
Income per unit...................................  $  1.04    $  1.00             $   1.56  $   1.78
                                                    =======    =======             ========  ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                (In thousands)

                                                           Three months                   Six months
                                                           ended June 30,               ended June 30,
                                                        -------------------         ----------------------
                                                           1997       1996              1997        1996
                                                        --------    -------         ---------    ---------
Cash flows from operating activities:
  Net income..........................................  $ 20,602   $ 19,833         $ 30,839     $ 35,281
                                                        --------   --------         --------     --------

Adjustments to reconcile net income to net cash
 provided by operating activities --
  Depreciation and amortization.......................     5,371      5,321           10,710       10,642
  Minority interest in net income.....................       687        661            1,028        1,176
  Net additions to (payments against) environmental
   and litigation reserves............................    (4,838)    (2,961)             431       (8,018)
  Other, net..........................................       533       (505)             786       (1,926)
  Changes in:
    Short-term investments............................    (4,696)         -           (4,696)           -
    Accounts receivable...............................    (1,037)    (3,043)          (4,280)      (2,888)
    Accounts payable and accrued liabilities..........    (7,475)    (9,600)           1,572          (36)
    Other current assets..............................     1,285      2,183           (3,282)      (2,837)
                                                        --------   --------         --------     --------
       Total adjustments..............................   (10,170)    (7,944)           2,269       (3,887)
                                                        --------   --------         --------     --------
       Net cash provided by operating activities......    10,432     11,889           33,108       31,394
                                                        --------   --------         --------     --------
Cash flows from investing activities:
  Capital expenditures................................    (3,444)    (5,107)          (7,045)     (14,638)

Cash flows from financing activities:
  Cash distributions..................................   (15,352)   (15,352)         (30,704)     (30,704)
                                                        --------   --------         --------     --------
Decrease in cash and cash equivalents.................    (8,364)    (8,570)          (4,641)     (13,948)

Cash and cash equivalents --
  Beginning of period.................................    45,845     35,841           42,122       41,219
                                                        --------   --------         --------     --------
  End of period.......................................  $ 37,481   $ 27,271         $ 37,481     $ 27,271
                                                        ========   ========         ========     ========
Interest paid.........................................  $ 16,953   $ 17,703         $ 17,723     $ 18,150
                                                        ========   ========         ========     ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a) The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") for the year ended December 31, 1996. In the opinion of Partnership management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% of net income before minority interest for the three-month periods ended June 30, 1997 and 1996, respectively, is based on its percentage of cash distributions from available cash at the end of each quarter.

(c) On July 10, 1997, the Partnership declared a cash distribution of $0.75 per unit for the second quarter of 1997, to be paid on August 14, 1997 to unitholders of record on July 31, 1997.

(d) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1996, certain of the Partnership's shippers have filed civil suits and initiated Federal Energy Regulatory Commission ("FERC") complaint proceedings alleging, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceedings involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. To date, the complainants have filed testimony seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter.

In June 1997, the Partnership entered into agreements with two of the complainants, Chevron U.S.A. Products Company and Tosco Corporation, to settle their claims in the FERC proceedings by making certain reparations and settle-ment payments to these parties over five years and establishing lower prospective rates for certain East and West Line interstate movements. The agreements, which are to be filed as a comprehensive offer of settlement, are subject to the approval of the FERC. While the proposed rate reductions would have a material adverse effect on the Partnership's results of operations, management does not believe that the terms of this comprehensive offer of settlement, should it be approved and applied to all of the complainants, would have a material adverse effect on the Partnership's financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

While the Partnership believes it has meritorious defenses in the FERC proceedings, the complainants are seeking amounts that, in the aggregate, substantially exceed the Partnership's reserves and, because of the uncertainties associated with the FERC rate-making methodology, management cannot predict with certainty either whether the proposed comprehensive offer of settlement will be approved by FERC or the ultimate outcome of the FERC proceedings. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

In the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, El Paso Refining, Inc. ("EPRI"), the Partnership has entered into an agreement with the El Paso bankruptcy trustee to settle all of the claims raised by El Paso and its general partner. The agreement was approved by the bankruptcy court in April 1997 and, in July 1997, the time for any further appeals expired, and the orders of the bankruptcy court became final. As the amount of the settlement exceeded the amount that had previously been reserved for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997. Under the terms of the settlement agreement, two equal installments of $8.0 million are payable by the Partnership in September 1997 and June 1998.

(e) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1996, the Partnership's transportation and terminal operations are subject to extensive regulation under federal, state and local environmental laws concerning, among other things, the generation, handling, transportation and disposal of hazardous materials, and the Partnership is, from time to time, subject to environmental cleanup and enforcement actions.

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


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 1997 Compared to 1996 Period

The Partnership reported net income for the three months ended June 30, 1997 of $20.6 million, compared to net income of $19.8 million in the 1996 quarter. Revenues for the second quarter of 1997 of $63.4 million were $2.6 million, or 4%, above the corresponding 1996 quarter's level. Trunk revenues were $1.9 million higher than in the 1996 period due to higher volumes. Total volumes transported increased 5% compared to the 1996 period. Commercial volumes were higher than in the

1996 quarter due to abnormally low product inventory levels at the end of the first quarter which contributed to the second quarter's strong volume performance. Military volumes were 16% below the 1996 quarter primarily due to a change in the military's supply source from the San Francisco Bay Area to the Pacific Northwest for certain bases and reduced military activity.

Operating expenses of $33.7 million were $2.0 million, or 6%, higher than in the 1996 quarter with higher field operating expenses ($4.4 million) being partially offset by lower general and administrative expenses ($2.2 million) and facilities costs ($0.2 million). The increase in field operating expenses is primarily attributable to higher environmental costs and pipeline and tank maintenance costs, partially offset by reductions in certain other field costs. General and administrative expenses decreased largely due to lower outside legal costs partially offset by higher employee benefit costs. Facilities costs decreased due primarily to lower right-of-way rental costs.

Other income, net increased by $0.2 million compared to the 1996 period primarily due to interest income received from property tax refunds.

Six Months Ended June 30, 1997 Compared to 1996 Period

The Partnership reported net income for the six months ended June 30, 1997 of $30.8 million, compared to net income of $35.3 million in the prior year period, with the variance being primarily due to a $6.0 million provision for litigation costs recorded during the first quarter of 1997. Excluding the provision, adjusted net income for the six months ended June 30, 1997 was $36.6 million. Revenues of $119.4 million were $2.1 million, or approximately 2%, above the 1996 period. Trunk revenues were $1.6 million higher than in 1996 due to higher volumes. Total volumes transported increased 2% compared to the 1996 period, with commercial volumes 3% higher and military volumes about 20% lower than in 1996 primarily due to the change in the military's supply source from the San Francisco Bay Area to the Pacific Northwest for certain bases, reduced military activity and curtailed activity related to weather during the first quarter of 1997.

Operating expenses of $71.1 million were $7.5 million higher than in the 1996 period, due largely to the provision for litigation costs. Excluding the provision, operating expenses would have been $1.5 million, or 2.4% higher than in 1996, with higher field operating expenses ($5.9 million) being partially offset by lower general and administrative expenses ($2.7 million), facilities costs ($1.4 million), and power costs ($0.2 million). The increase in field operating expenses is primarily attributable to higher environmental costs and pipeline and tank maintenance costs, partially offset by reductions in certain other field costs. General and administrative expenses decreased largely due to lower outside legal costs. Facilities costs decreased due primarily to property tax refunds and lower right-of-way rental costs. The decrease in power costs is primarily due to reduced use of drag reducing agent.

Other income, net increased by $0.6 million compared to the 1996 period primarily due to interest income received from property tax refunds.


Financial Condition

For the six months ended June 30, 1997, cash and cash equivalents decreased by $4.6 million. Cash flow from operations before working capital changes totaled $43.8 million for the six months, an increase of $6.6 million from the prior year period due primarily to payment of settlement costs related to the Sparks, Nevada environmental site and deferred right-of-way lease negotiation costs in 1996. Working capital cash requirements increased by $4.9 million from the corresponding 1996 period, primarily due to the purchase of noncash short-term investments of $4.7 million, timing differences in the collection of trade and nontrade receivables and payment of accrued obligations.

Significant uses of cash included cash distributions of $30.7 million and capital expenditures of $7.0 million. Total capital expenditures for 1997 are projected at approximately $28 million. Total cash and cash equivalents of $37.5 million at June 30, 1997 included $15.4 million for the second quarter 1997 distribution to be paid to unitholders in August 1997.

Long-term debt aggregated $355 million at June 30, 1997 and consisted of $305 million of First Mortgage Notes (the "Notes") and a $50 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the remaining Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, the Partnership extended and expanded it's multi-year credit facility to an aggregate borrowing limit of $175 million in August 1997.

Other Matters

Reference is made to Notes (d) and (e) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, and to
Part II, Item 1 of this Report, for discussions of the status of the FERC proceedings, El Paso civil litigation and certain environmental matters.



                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 3 in the Partnership's 1996 Annual Report on Form 10-K for background information on certain litigation.


FERC Proceedings

As of June 25, 1997, the Partnership had reached agreements with two of the complainants, Chevron U.S.A. Products Company and Tosco Corporation, to settle their claims in the FERC proceedings. Those proceedings have been pending since September 1992. The agreements which are to be filed with the FERC as a comprehensive offer of settlement, are subject to the approval of the FERC. Details of the terms of the agreements will be disclosed when filed with the FERC. Broad based settlement discussions are continuing, but to date agreement has not been reached with the remaining complainants.

In a separate proceeding at the FERC, Texaco Refining and Marketing, et al. vs
                                                                     -----
SFPP, L.P., involving the issue of jurisdiction of the Partnership's pipelines upstream of its Watson, California station origin point, the FERC, on appeal by the complainants, in a decision issued August 5, 1997, reversed the March 28, 1997 decision of the Administrative Law Judge and found the Partnership's pipelines at issue to be subject to the jurisdiction of the FERC. The Partnership was ordered to make a tariff filing within 60 days to establish an initial interstate rate for these facilities.

East Line Civil Litigation

Settlement of the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso"), and its general partner, El Paso Refining, Inc. ("EPRI"), has been finalized. On February 25, 1997, the Partnership entered into an agreement with the El Paso bankruptcy trustee, which, subject to the approval of the bankruptcy court, would settle all claims raised by El Paso and EPRI in exchange for the payment of $16 million by the Partnership in two equal installments. On April 21, 1997, the bankruptcy court approved the settlement, but EPRI filed a notice of appeal of the order imposing the settlement on EPRI. On July 16, 1997, the bankruptcy court approved a settlement between El Paso and EPRI, which resulted in EPRI withdrawing its appeal. On July 27, 1997, the time for any further appeals expired, and the orders of the bankruptcy court became final. Under the terms of the settlement agreement, two equal installments of $8.0 million are payable by the Partnership in September 1997 and June 1998.

California Public Utilities Commission Proceeding

A complaint was filed with the California Public Utilities Commission on April 7, 1997 entitled ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. vs. SFPP, L.P. The complaint challenges rates charged by the Partnership for transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. A procedural schedule has been established with hearings before the Administrative Law Judge scheduled in mid-January 1998. Management believes the Partnership has substantial defenses against the claims raised in the complaint and intends to litigate this matter vigorously.

Other

With respect to the judicial reference proceeding to determine the rent payable by the Partnership for the use of pipeline easements on rights-of-way held by Southern Pacific Transportation Company ("SPTC"), the judge issued a Statement of Decision and Judgment on May 7, 1997 that reaffirmed the conclusions set forth in his January 1997 Statement of Tentative Decision. This Statement of Decision and Judgment was filed on June 30, 1997 with the Superior Court for the County of San Francisco, under which court's jurisdiction it is subject to appeal by SPTC. On May 30, 1997, SPTC filed a motion for a new trial and the motion was denied on June 26, 1997. SPTC filed a Motion of Appeal on July 21, 1997.


Item 6. Exhibits and Reports on Form 8-K.

(a)  The following document is filed as part of this report:

     Exhibit 27 Financial Data Schedule as of and for the six months ended June 30, 1997.

(b)  Reports on Form 8-K filed during the quarter ended June 30, 1997: None

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

                        SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                        (Registrant)

                        By: Santa Fe Pacific Pipelines, Inc., as General Partner


Date:  August 13, 1997  By: /s/ BARRY R. PEARL
                           -----------------------------
                                Barry R. Pearl
                           Senior Vice President, Treasurer
                              and Chief Financial Officer
                             (On behalf of the Registrant)