Form 10-Q
period 1997-09-30
SANTA FE PACIFIC PIPELINE PARTNERS LP
filed 1997-11-14
CIK 840251

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                               TABLE OF CONTENTS


                                                                                                 Page
                                                                                                 ----
                         PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
   Consolidated Balance Sheet at September 30, 1997 and December 31, 1996....................      1

   Consolidated Statement of Income
      for the three-month and nine-month periods ended September 30, 1997 and 1996...........      2

   Consolidated Statement of Cash Flows
      for the three-month and nine-month periods ended September 30, 1997 and 1996...........      3

   Notes to Consolidated Financial Statements................................................      4

Item 2.  Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations.....................................      6


                           PART II. OTHER INFORMATION



Item 1.  Legal Proceedings...................................................................      8

Item 6.  Exhibits and Reports on Form 8-K....................................................     11

Signature....................................................................................     11

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                                (In thousands)

                                                  September 30,     December 31,
                                                      1997              1996
                                                  -------------     ------------
                                  A S S E T S
Current assets
  Cash and cash equivalents.......................  $ 53,121          $ 42,122
  Short-term investments..........................     4,696                --
  Accounts receivable, net........................    32,539            33,563
  Other current assets............................     4,328             2,224
                                                    --------          --------
    Total current assets..........................    94,684            77,909
                                                    --------          --------
Properties, plant and equipment...................   737,434           738,395
  Less accumulated depreciation...................   112,344           109,701
                                                    --------          --------
    Net properties, plant and equipment...........   625,090           628,694
Other assets......................................    18,820            19,215
                                                    --------          --------
    Total assets..................................  $738,594          $725,818
                                                    ========          ========

                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
  Accounts payable................................  $  2,624          $  3,212
  Accrued liabilities.............................    53,457            32,333
                                                    --------          --------
    Total current liabilities.....................    56,081            35,545
Long-term debt....................................   355,000           355,000
Other long-term liabilities.......................    56,175            71,351
                                                    --------          --------
    Total liabilities.............................   467,256           461,896
                                                    --------          --------
Minority interest.................................     1,247             1,007
                                                    --------          --------
Commitments and contingencies (Notes (d) and (e)).        --                --
                                                    --------          --------
Partners' capital
  General partner.................................     1,247             1,007
  Limited partners................................   268,844           261,908
                                                    --------          --------
    Total partners' capital.......................   270,091           262,915
                                                    --------          --------
    Total liabilities and partners' capital.......  $738,594          $725,818
                                                    ========          ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)
                    (In thousands, except per unit amounts)

                                                 Three months               Nine months
                                              ended September 30,        ended September 30,
                                            -----------------------    ----------------------
                                               1997         1996         1997         1996
                                            ---------     ---------    ---------    ---------
Operating revenues
  Trunk revenues........................... $  49,711     $  49,289    $ 143,695    $ 141,689
  Storage and terminaling revenues.........    10,078         9,977       29,119       28,652
  Other revenues...........................     3,383         3,057        9,807        9,373
                                            ---------     ---------    ---------    ---------
    Total operating revenues...............    63,172        62,323      182,621      179,714
                                            ---------     ---------    ---------    ---------
Operating expenses
  Field operating expenses.................    10,751         9,229       34,134       26,722
  General and administrative expenses......     6,608         7,734       19,234       23,092
  Depreciation and amortization............     5,382         5,196       16,092       15,838
  Power costs..............................     5,940         5,859       15,389       15,556
  Facilities costs.........................     4,634         5,550       13,581       15,937
  Provision for litigation costs (Note (d))         -         8,000        6,000        8,000
                                            ---------     ---------    ---------    ---------
    Total operating expenses...............    33,315        41,568      104,430      105,145
                                            ---------     ---------    ---------    ---------
Operating income...........................    29,857        20,755       78,191       74,569
Interest expense...........................     9,072         9,212       26,923       27,374
Other income, net..........................       818           422        2,202        1,227
                                            ---------     ---------    ---------    ---------
Net income before minority interest........    21,603        11,965       53,470       48,422
Less minority interest in net income.......      (697)         (386)      (1,725)      (1,562)
                                            ---------     ---------    ---------    ---------
Net income................................. $  20,906     $  11,579    $  51,745    $  46,860
                                            =========     =========    =========    =========
Income per unit............................ $    1.06     $    0.58    $    2.61    $    2.37
                                            =========     =========    =========    =========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                (In thousands)

                                                    Three months              Nine months
                                                 ended September 30,      ended September 30,
                                                 -------------------      -------------------
                                                    1997      1996           1997       1996
                                                 --------   --------       --------   --------
Cash flows from operating activities:
 Net income...................................   $ 20,906   $ 11,579       $ 51,745   $ 46,860
                                                 --------   --------       --------   --------
 Adjustments to reconcile net income to net
  cash provided by operating activities--
    Depreciation and amortization.............      5,382      5,196         16,092     15,838
    Minority interest in net income...........        697        386          1,725      1,562
    Net additions to (payments against)
      environmental and litigation reserves...     (3,369)     8,602         (2,938)       584
    Other, net................................      2,722        183          3,508     (1,743)
    Changes in:
      Short-term investments..................          -          -         (4,696)         -
      Accounts receivable.....................      5,304     (1,358)         1,024     (4,246)
      Accounts payable and accrued liabilities      5,962     10,486          7,534     10,450
      Other current assets....................      1,178      2,353         (2,104)      (484)
                                                 --------   --------       --------   --------
        Total adjustments.....................     17,876     25,848         20,145     21,961
                                                 --------   --------       --------   --------
        Net cash provided by operating
          activities..........................     38,782     37,427         71,890     68,821
                                                 --------   --------       --------   --------
Cash flows from investing activities:
  Capital expenditures........................     (7,790)    (5,572)       (14,835)   (20,210)

Cash flows from financing activities:
  Cash distributions..........................    (15,352)   (15,352)       (46,056)   (46,056)
                                                 --------   --------       --------   --------
Increase in cash and cash equivalents.........     15,640     16,503         10,999      2,555

Cash and cash equivalents--
  Beginning of period.........................     37,481     27,271         42,122     41,219
                                                 --------   --------       --------   --------
  End of period...............................   $ 53,121   $ 43,774       $ 53,121   $ 43,774
                                                 ========   ========       ========   ========
Interest paid.................................   $    811   $    436       $ 18,534   $ 18,586
                                                 ========   ========       ========   ========

                See Notes to Consolidated Financial Statements.

                   SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(a) The accompanying consolidated financial statements should be read in conjunction with the Annual Report on Form 10-K of Santa Fe Pacific Pipeline Partners, L.P. (the "Partnership") for the year ended December 31, 1996. In the opinion of Partnership management, all adjustments necessary for a fair presentation of the results of operations for the periods presented have been included in these consolidated financial statements. Unless otherwise noted, all such adjustments are of a normal recurring nature. During the quarter ended September 30, 1996, the Partnership recorded an $8 million provision for litigation costs to increase its existing FERC proceeding reserves (see Note
(d)) to reflect the total amount that would have been payable under the settlement offers that had been extended as of that date. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.

(b) Income per unit is computed based upon consolidated net income of the Partnership less an allocation of income to the General Partner in accordance with the partnership agreement, and is based upon the 19,148,148 units outstanding. The quarterly allocation of income to the General Partner, which was 3.23% of net income before minority interest for the three-month and nine-month periods ended September 30, 1997 and 1996, is based on its percentage of cash distributions from available cash at the end of each quarter.

(c) On October 9, 1997 the Partnership declared a cash distribution of $0.75 per unit for the third quarter of 1997, to be paid on November 14, 1997 to unitholders of record on October 31, 1997.

(d) As discussed in Note 4 to the Partnership's consolidated financial statements for the year ended December 31, 1996, certain of the Partnership's shippers, beginning in 1992, filed civil suits and initiated two Federal Energy Regulatory Commission ("FERC") complaint proceedings against the Partnership. The civil suits alleged, among other things, that the shippers were damaged by the Partnership's failure to fulfill alleged promises to expand the East Line's capacity between El Paso, Texas and Phoenix, Arizona to meet shipper demand. The FERC proceedings involve claims, among other things, that certain of the Partnership's rates and charges on its East and West Lines are excessive. The complainants have filed testimony seeking reparations for shipments between 1990 and 1994 aggregating approximately $35 million, as well as rate reductions of between 30% and 40% for shipments in 1995 and thereafter. In addition, on October 1, 1997, complainants in a separate rate proceeding before the California Public Utilities Commission ("CPUC") filed testimony seeking prospective rate reductions aggregating approximately $15 million per year.

On September 25, 1997, the presiding Administrative Law Judge ("ALJ") in the FERC proceeding challenging the Partnership's rates on its East and West Lines issued an initial decision (the "Initial Decision"). Virtually all of the Partnership's West Line interstate rates were deemed to be "just and reasonable" by virtue of the "grandfathering" provisions of the Energy Policy Act of 1992 ("EPACT") and are not subject to challenge, either for the past or prospectively, in that proceeding. The ALJ ruled adversely, however, to the Partnership's position on several cost of service issues that would affect East Line, and non-grandfathered West Line, rates and on certain other regulatory issues. The Initial Decision is subject to review by the FERC commissioners, who could reach different conclusions, either favorable or unfavorable, on these and other matters in their final decision. If the Initial Decision was affirmed in its current form by FERC, management estimates that the total reparations and interest that would be payable as of September 30, 1997 would approximate the $28 million in reserves that had been recorded as of that date. Partnership management also estimates that the Initial Decision, in its current form, would reduce revenues prospectively in the range of $8 million to $10 million annually.

Partnership management does not believe that the Initial Decision, if affirmed in its current form by FERC, would have a material adverse effect on the Partnership's financial condition, liquidity or ability to maintain its quarterly cash distribution at the current level. Management cannot predict with certainty, however, whether the ALJ's conclusions in the Initial Decision will be affirmed by the FERC or whether the FERC's final decision will be more or less favorable to the Partnership's rate structure than the Initial Decision. In addition, as discussed in Item 1 of this Report, certain of the complainants in the ongoing FERC proceedings filed a new complaint at FERC in October 1997 challenging all of the Partnership's interstate rates, and the outcome of this new proceeding is also impossible to predict with certainty. Furthermore the Partnership is not able to predict whether any prospective California intrastate rate reductions will be required upon the resolution of the CPUC proceeding. As additional information becomes available, it may be necessary for the Partnership to record additional charges to earnings to maintain its applicable reserves at a level deemed adequate at that time, and the costs associated with the ultimate resolution of these matters could have a material adverse effect on the Partnership's results of operations, financial condition, liquidity and ability to maintain its quarterly cash distribution at the current level.

In the remaining civil action, brought by El Paso Refinery, L.P. ("El Paso") and its general partner, the settlement agreement resolving this matter was approved by the bankruptcy court in April 1997 and the orders of the bankruptcy court became final in July 1997. As the amount of the settlement exceeded the amount that had previously been reserved for this matter, the Partnership recorded a provision of $6 million to reflect this settlement during the first quarter of 1997. Under the terms of the settlement agreement, two equal installments of $8 million are payable by the Partnership in October 1997 and June 1998. Accordingly, the $16 million payable is included in current liabilities in the Partnership's September 30, 1997 balance sheet.

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

Based on the information presently available, it is the opinion of management that the Partnership's environmental costs, to the extent they exceed recorded liabilities, will not have a material adverse effect on the Partnership's financial condition. It is, nevertheless, possible that the Partnership's results of operations in particular quarterly or annual periods could be materially affected as additional information becomes available.



              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


On October 18, 1997, the Partnership, together with its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), and SFP Pipeline Holdings, Inc. entered into a definitive Purchase Agreement with Kinder Morgan Energy Partners, L.P. and Kinder Morgan G.P., Inc. (collectively, "Kinder Morgan") pursuant to which Kinder Morgan and its affiliates would acquire the Partnership's limited partner interest in the Partnership's operating partnership subsidiary. Upon completion of the transaction, the Partnership would liquidate and the Partnership's unitholders would receive 1.39 Kinder Morgan Energy Partners, L.P. units in respect of each of the Partnership's common units. In addition, Kinder Morgan would pay the General Partner $84.4 million for its general partner interest in the Partnership, and the Partnership's operating partnership subsidiary would redeem approximately one-half of the General Partner's interest in such subsidiary for an additional $5.8 million. The General Partner is a wholly-owned subsidiary of SFP Pipeline Holdings, Inc.

The transaction has been approved by the boards of directors of the General Partner and Kinder Morgan G.P., Inc., but completion of the transaction is subject to a number of conditions, including approval by the unitholders of both the Partnership and Kinder Morgan Energy Partners, L.P., receipt of certain third party consents and approval by certain regulatory agencies. Management anticipates closing the transaction in the first quarter of 1998.


Results of Operations

Three Months Ended September 30, 1997 Compared to 1996 Period
The Partnership reported net income for the three months ended September 30, 1997 of $20.9 million compared to net income of $11.6 million in the 1996 quarter, when an $8.0 million provision for FERC litigation costs was recorded. Revenues for the third quarter of 1997 of $63.2 million were $0.8 million, or 1%, above the corresponding 1996 quarter's level. Trunk revenues were $0.4 million higher than in the 1996 period due to higher volumes. Total volumes transported increased 1% compared to the 1996 period. Commercial volumes, which were 2% higher than in the 1996 quarter, were negatively affected by Phoenix inventory reductions in preparation for gasoline specification changes in October 1997. Military volumes were 22% below the 1996 quarter primarily due to a change in the military's supply source for certain bases.



Operating expenses of $33.3 million were $8.3 million lower than in the 1996 quarter, due largely to the 1996 provision for FERC litigation costs. Excluding the provision, operating expenses would have been $0.3 million, or approximately 1%, lower than in 1996, with lower general and administrative expenses ($1.1 million) and facilities costs ($0.9 million) being partially offset by higher field operating expenses ($1.5 million), depreciation and amortization ($0.2 million) and power costs ($0.1 million). The increase in field operating expenses is primarily attributable to higher environmental costs and pipeline and tank maintenance costs, partially offset by reductions in certain other field costs. The increase in depreciation and amortization resulted from higher software cost amortization. General and administrative expenses decreased largely due to lower outside legal costs, partially offset by higher employee-related costs. Facilities costs decreased due primarily to property tax refunds.

Other income, net increased by $0.4 million compared to the 1996 period primarily due to interest income received from property tax refunds.

Nine Months Ended September 30, 1997 Compared to 1996 Period
The Partnership reported net income for the nine months ended September 30, 1997 of $51.7 million compared to net income of $46.9 million in the 1996 period. Results of operations included provisions for litigation costs of $6.0 million and $8.0 million recorded in the 1997 and 1996 periods, respectively. Excluding those provisions, adjusted net income for the nine months ended September 30, 1997 was $57.6 million compared to adjusted net income of $54.6 million in the 1996 period. Revenues of $182.6 million were $2.9 million, or approximately 2%, above the 1996 period. Trunk revenues were $2.0 million higher than in 1996 due to higher volumes. Total volumes transported increased approximately 2% compared to the 1996 period, with commercial volumes being 3% higher, and military volumes being about 20% lower, than in 1996. The military decline is primarily due to a change in the military's supply source for certain bases.

Operating expenses of $104.4 million were $0.7 million lower than in the 1996 period. Excluding the provisions described above, operating expenses would have been $1.3 million, or 1%, higher than in 1996, with higher field operating expenses ($7.4 million) being partially offset by lower general and administrative expenses ($3.9 million) and facilities costs ($2.4 million). The increase in field operating expenses is primarily attributable to higher environmental costs and pipeline and tank maintenance costs, partially offset by reductions in certain other field costs. General and administrative expenses decreased largely due to lower outside legal costs, partially offset by higher employee-related costs. The decrease in facilities costs is largely attributable to property tax refunds and lower right-of-way rental costs.

Other income, net increased by $1.0 million compared to the 1996 period primarily due to interest income received from property tax refunds and higher interest income, which resulted from higher interest rates and cash balances.

Financial Condition
For the nine months ended September 30, 1997, cash and cash equivalents increased by $11.0 million. Cash flow from operations before working capital changes totaled $70.1 million for the nine months, an increase of $7.0 million from the prior year period. Working capital cash requirements increased by $4.0 million from the corresponding 1996 period, primarily due to the purchase of noncash short-term investments of $4.7 million, timing differences in the collection of trade and nontrade receivables, and payment of accrued obligations.

Significant uses of cash included cash distributions of $46.1 million and capital expenditures of $14.8 million. Total capital expenditures for 1997 are projected at approximately $28 million. Total cash and cash equivalents of $53.1 million at September 30, 1997 included $15.4 million for the third quarter 1997 distribution to be paid to unitholders in November 1997 and $8.0 million to be paid to the El Paso bankruptcy estate in October 1997 in accordance with the terms of the settlement agreement.

Long-term debt aggregated $355 million at September 30, 1997 and consisted of $305 million of First Mortgage Notes (the "Notes") and a $50 million borrowing under the Partnership's bank term credit facility. The Partnership intends to refinance some or all of the remaining Notes as the various series become payable. To facilitate such refinancing and provide for additional financial flexibility, in August 1997, the Partnership extended and expanded its multi-year credit facility to an aggregate borrowing limit of $175 million, of which $25 million is available for working capital purposes.


Other Matters
Reference is made to Notes (d) and (e) to the Partnership's notes to consolidated financial statements, beginning on page 4 of this Report, and to
Part II, Item 1 of this Report, for discussions of the status of the FERC and CPUC proceedings, El Paso civil litigation and certain environmental matters.


                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

Reference is made to Item 3 in the Partnership's 1996 Annual Report on Form 10-K, and to Item 1 in the Partnership's two Forms 10-Q filed previously during 1997, for background information on certain litigation.

FERC Proceedings
On September 25, 1997, the presiding Administrative Law Judge ("ALJ") in the proceeding principally concerning the Partnership's rates on its East and West Lines (Docket Nos. OR92-8-000, et al.) issued an initial decision (the "Initial
                               -- ---
Decision"). The Initial Decision upheld the Partnership's position that "changed circumstances" had not been shown to exist on the West Line, thereby retaining the just and reasonable status of all West Line rates that were "grandfathered" under EPACT. Accordingly, such rates are not subject to challenge, either for the past or prospectively, in that proceeding. The ALJ's decision specifically excepted from that ruling the Partnership's Tariff No. 18 for movement of jet fuel from Los Angeles to Tucson, which was initiated subsequent to the enactment of EPACT.

As discussed in the Partnership's 1996 Form 10-K, in 1995 and 1996, the FERC issued decisions in an unrelated rate proceeding involving Lakehead Pipe Line Company, Limited Partnership ("Lakehead"), ruling that Lakehead could not include an income tax allowance in its cost of service with respect to (1) partnership income attributable to limited partner interests held by individuals, or (2) curative allocations of income to Lakehead's general partner under Section 704 (c) of the Internal Revenue Code. In the above-described Initial Decision, the ALJ upheld the Lakehead rulings and further ruled that the Partnership is not entitled to include in its income tax allowance any taxes on income attributable to (1) non-corporate limited partners, such as mutual funds, or (2) the General Partner's limited partnership interest (under the reasoning that the cash distributions on those interests are ultimately paid as tax-deductible interest expense on debentures issued by the General Partner's parent, SFP Pipeline Holdings, Inc.).

The Initial Decision also included rulings that were generally adverse to the Partnership on such cost of service issues as the capital structure to be used in computing the Partnership's 1985 starting rate base under FERC Opinion 154-B, and the recoverability of civil and regulatory litigation expense and certain pipeline reconditioning costs. The ALJ also ruled that a gathering enhancement service at the Partnership's Watson origin pump station in Carson, California is subject to FERC jurisdiction and ordered that a tariff for that service and supporting cost of service documentation be filed no later than 60 days after a final FERC order on this matter.

The present procedural schedule calls for all the parties to file briefs on exception by November 25, 1997 and briefs opposing exceptions by the end of January 1998. The matters at issue will then be submitted to the FERC commissioners for a decision, which decision is not expected before late-1998. Unless the FERC's final decision is substantially more favorable to the Partnership's position on the above-described methodological issues than the Initial Decision, the Partnership will be required to pay reparations and file reduced tariff rates, primarily on the East Line, within approximately 60 days of the issuance of that final decision. If the Initial Decision was affirmed in its current form by the FERC, management estimates that the total reparations and interest that would be payable as of September 30, 1997 would approximate the $28 million in reserves that had been recorded as of that date. Management also estimates that the Initial Decision, in its current form, would reduce prospective revenues in the range of $8 million to $10 million annually.


On October 22, 1997, ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. filed a new complaint at the FERC (Docket No. OR98-1-000) challenging the justness and reasonableness of all of the Partnership's interstate rates. The new complaint again challenges the Partnership's East and West Line rates and raises many of the same issues, including a renewed challenge to the grandfathered status of West Line rates that have been at issue in Docket Nos. OR92-8-000, et al.. The new complaint includes an assertion that
                           -- --
the Partnership's above-described proposed transaction with Kinder Morgan constitutes a "changed circumstance" that provides a basis for terminating the grandfathered status of the Partnership's otherwise protected rates. The complaint also seeks to establish that the Partnership's grandfathered interstate rates from the San Francisco Bay area to Reno, Nevada and from Portland to Eugene, Oregon are also subject to "changed circumstances" and, therefore, can be challenged as unjust and unreasonable. Both reparations and prospective rate reductions are sought for movements on all of the lines. Partnership management reviewed the filing and it is their position that none of the matters raised in the new complaint constitute "changed circumstances" within the meaning of EPACT. The Partnership intends to vigorously defend all of the challenged rates.

In a decision issued on August 5, 1997, in a separate proceeding at the FERC involving the issue of the FERC's jurisdiction over the Partnership's pipeline from Sepulveda Junction to its Watson, California station origin point (Docket Nos. OR96-2-000 et al.), the FERC found the two pipelines at issue to be subject
                -- --
to the jurisdiction of the FERC and ordered the Partnership to make a tariff filing within 60 days. On October 6, 1997, the Partnership filed a tariff establishing the initial interstate rate for movements from Sepulveda Junction to Watson Station at the preexisting rate of five cents per barrel, along with supporting cost of service documentation. Subsequently, several shippers filed protests and motions to intervene at the FERC challenging the published rate. On October 27, 1997, the Partnership made a responsive filing at the FERC, requesting that these protests be held in abeyance until the Commission rules on the Partnership's request for rehearing of the August 5, 1997 order, and also indicating that the Partnership intends to defend the new tariff both on the basis of its cost of service and as a market-based rate. On November 5, 1997, the FERC issued an order accepting and suspending the new rate effective November 6, 1997, subject to refund, and referred the proceeding to a settlement judge.

California Public Utilities Commission Proceeding
A complaint was filed with the California Public Utilities Commission on April 7, 1997 entitled ARCO Products Company, Mobil Oil Corporation and Texaco Refining and Marketing Inc. vs. SFPP, L.P. The complaint challenges rates charged by the Partnership for transportation of refined petroleum products through its pipeline system in the State of California and requests prospective rate adjustments. On October 1, 1997, the complainants filed testimony seeking prospective rate reductions aggregating approximately $15 million per year. The procedural schedule presently calls for the Partnership to file responsive testimony on November 26, 1997 and for hearings before the Administrative Law Judge to begin in mid-January 1998. Management believes the Partnership has substantial defenses against the claims raised in the complaint and intends to vigorously defend its California rates.

Unitholder Lawsuits
Four purported unitholder class actions have been filed arising out of the proposed business transaction between Kinder Morgan Energy Partners, L.P. and the Partnership and the General Partner. On October 23, 1997, shortly after the announcement of the proposed transaction, a purported unitholder class action was filed in the Court of Chancery of the State of Delaware (Ruderman v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16002NC). Later on the same day, another purported unitholder class action was filed in the Superior Court of the State of California, County of Orange (Vogel v. Santa Fe Pacific Pipeline Partners, L.P., Case No. 785816). Additional purported unitholder class actions were filed in the Court of Chancery of the State of Delaware on October 24, 1997 (Beck v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16005), and on November 6, 1997 (Hocheiser v. Santa Fe Pacific Pipeline Partners, L.P., C.A. No. 16023NC).

The actions name the Partnership, the General Partner, and the individual members of the General Partner's Board of Directors as defendants. In addition, Vogel and Ruderman name Kinder Morgan Energy Partners, L.P. as a defendant and Beck and Hocheiser name SFP Pipeline Holdings, Inc., the parent company of the General Partner, as a defendant. In general, the actions variously allege that the individual defendants suffered from a conflict of interest in the negotiation of the proposed transaction, that despite this conflict they did not appoint or retain independent representation for the unitholders, and that this conflict resulted in an excessive payment to the General Partner. The actions further allege that the defendants breached their duties of loyalty and due care to the unitholders and that the defendants failed to fully inform themselves about the value of the units, including allegedly failing to obtain valid appraisals of the value of the General Partner's interests in the Partnership, failing to conduct an auction process or active market check, and failing to examine the fairness of the transaction. Beck, Hocheiser and Vogel allege that the terms of the proposed transaction are intrinsically unfair and inadequate from the unitholders' perspective. Ruderman alleges that the payment to the General Partner "constitutes an unlawful payoff, kickback, or conversion of Partnership assets." Vogel alleges that the defendants allowed the price of the limited partnership units to be capped, depriving plaintiffs of the opportunity to realize an increase in the value of their units. Beck and Hocheiser allege that the defendants intended to take advantage of the disparity between the knowledge and information possessed by the defendants compared to the class by inducing the unitholders to approve the proposed transaction based on incomplete or inadequate information.

The actions seek certification of a class action on behalf of the public unitholders of the Partnership. The actions seek preliminary and permanent injunctions of the proposed transaction, rescission of the transaction if it is consummated, an award of rescissory damages and other damages including attorneys' fees, an accounting by defendants of any special benefits obtained from the transaction, imposition of a constructive trust for any consideration received by the defendants, and any other relief the court finds appropriate. The defendants believe that all of these lawsuits are without merit and intend to oppose them vigorously.

Other
With respect to the judicial reference proceeding to determine the rent payable by the Partnership for the use of pipeline easements on rights-of-way held by Southern Pacific Transportation Company ("SPTC"), Motions of Appeal were filed by SPTC and the Partnership in July and August, 1997, respectively.



Item 6. Exhibits and Reports on Form 8-K.

(a) The following document is filed as part of this report:
      Exhibit 27 Financial Data Schedule as of and for the nine months ended September 30, 1997.


(b) Reports on Form 8-K filed during the quarter ended September 30, 1997:

      The Registrant filed a Current Report on Form 8-K dated October 18, 1997 (date of earliest event reported) and filed on October 29, 1997. The Form 8-K reported, under Item 1 (b), Changes in Control of Registrant, that the Registrant, its general partner, Santa Fe Pacific Pipelines, Inc. (the "General Partner"), and SFP Pipeline Holdings, Inc. had entered into a definitive Purchase Agreement with Kinder Morgan Energy Partners, L.P. and Kinder Morgan G.P., Inc. The Report also included, under Item 7, the Purchase Agreement dated October 18, 1997 and a press release dated October 20, 1997 announcing the proposed transaction.



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


                               SANTA FE PACIFIC PIPELINE PARTNERS, L.P.
                                              (Registrant)

                        By: Santa Fe Pacific Pipelines, Inc., as General Partner

November 13, 1997       By:             /s/ BARRY R. PEARL
                           -------------------------------------------------
                                            Barry R. Pearl
                                   Senior Vice President, Treasurer
                                      and Chief Financial Officer
                                     (On behalf of the Registrant)